Form 10-K
period 2007-12-31
CENTRACAN INC
filed 2008-06-06
CIK 1073101

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[_]     TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(D)  OF  THE   SECURITIES
        EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File No. 000-52910


                          CENTRACAN INCORPORATED
               ---------------------------------------------
              (Name of Small Business Issuer in Its Charter)


         Florida                                                 65-0736042
--------------------------------                             -------------------
(State or Other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


c/o Olshan Grundman Frome et al.
65 East 55th Street, New York, New York                      10022
------------------------------------------                ----------
   (Address of Principal Executive Offices)               (Zip Code)


Issuer's telephone number, including area code:      (212) 451-2254

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate   by   check  mark if the registrant is not    required to file reports
pursuant to Section 13 or 15(d) of the Act.  Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

   Large accelerated filer [  ]                  Accelerated filer [  ]
   Non-accelerated filer [  ]                    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of December 31, 2007, was approximately $0.

The number of shares outstanding of the registrant's common stock as of December 31, 2007 was 392,457.

Documents Incorporated by Reference:  None

                          CENTRACAN INCORPORATED
           FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                             TABLE OF CONTENTS

             PART I                                                        Page

Item 1.      DESCRIPTION OF BUSINESS                                           3

Item 2.      DESCRIPTION OF PROPERTY                                           3

Item 3.      LEGAL PROCEEDINGS                                                 4

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               4


             PART II

Item 5.      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
             AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES          4

Item 6.      SELECTED FINANCIAL DATA                                           4

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         4

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       8

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE                               8

Item 9A(T).  CONTROLS AND PROCEDURES                                           9

Item 9B.     OTHER INFORMATION                                                 9


             PART III

Item 10      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE           9

Item 11      EXECUTIVE COMPENSATION                                           11

Item 12      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS                       11

Item 13      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             AND DIRECTOR INDEPENDENCE                                        13

Item 14      PRINCIPAL ACCOUNTANT FEES AND SERVICES                           13

Item 15      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                       13

SIGNATURES                                                                    15

FINANCIAL STATEMENTS                                                         F-1

EXHIBITS

                                   PART I

Forward Looking Statements

         This report contains various forward-looking statements regarding our business, financial condition, results of operations and future plans and projects. Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.


Item 1.   Description of Business.

      Centracan Incorporated, formerly known as Premier Supplements Corp. was incorporated in the State of Florida on March 21, 1997. From March 1997 to December 1997, Centracan was engaged in the distribution of vitamin and health products. On November 13, 2007, Centracan filed a Form 10-SB with the Securities and Exchange Commission registering its common stock under
Section 12 of the Securities Exchange Act of 1934.

      In February 1998, the Company entered into an Asset Purchase Agreement with Healthcare Management Company, Inc., a Nevada corporation ("HMC"), whereby a subsidiary of Centracan would acquire all the capital stock of two foreign subsidiaries of HMC: Impacto Internacional de Montes de OCA, S.A., a Costa Rican corporation that owned and operated a magnetic resonance imaging facility, and Centro Medico Los Angeles Centracan, S.A., a Costa Rican corporation that owned and operated a cancer center in Costa Rico. In September 2000, Centracan paid $50,000 to HMC to terminate the Asset Purchase Agreement, releasing all parties from their obligations.

      Since 1998, we have not engaged in any business operations and have no business plan other than to acquire an operating company. As a result, we can be defined as a "shell" or "blank check" company, whose sole purpose is to locate and consummate a merger or acquisition with a private entity.


Item 2.   Properties.

      We have no property and do not currently maintain an office or any other facilities. We maintain a mailing address at 65 East 55th Street, New York, New York 10022, which is the business address of one of our major shareholders and promoter, Robert L. Frome. We pay no rent for the use of this mailing address. We do not believe that we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein.

Item 3.   Legal Proceedings.

      We are not a party to any pending legal proceedings, and do not currently contemplate any such proceedings. None of our directors, officers, or affiliates, and no owner of record or beneficial owner of more than 5% of our securities, or any associate of any such director, officer or security holder is a party adverse to us, or has a material interest adverse to us in reference to any litigation.


Item 4.   Submission of Matters to a Vote of Security Holders.

         None

                                   PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

       We currently have 392,457 shares of common stock issued and outstanding. Although our common stock trades on the pink sheets under the symbol CTCJ.PK, no established market exists. It is unlikely that a market will develop until the completion of a merger or acquisition. It is likely if any such trading market developed it would be on the over the counter markets and be considered a "penny stock." There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Holders

         As of May 10, 2008, there were approximately 37 holders of our common stock, excluding the holders of 12,546 shares held in street name.

Dividends

         It is   unlikely that the Company will declare or pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

         None.


Item 6.   Selected Financial Data.

         As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 6.


Item 7.   Management's Discussion and Analysis or Plan of Operation.

         Plan of Operation

         We intend to seek to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for its securities, although we have no particular acquisitions in mind and have not entered into any negotiations regarding such an acquisition. None of our officers, directors, or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company as of the date of this registration statement.

         Results of Operation

         We have   not   had any operating income since 1998. As of December 31,
2007, we had an  accumulated  deficit of   $303,281,   comprised of costs mainly
associated with administrative expenses.

         General Business Plan

        Our purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to us by persons or companies that desire to seek the perceived advantages of a public reporting company. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive to our virtually unlimited discretion to search for and enter into potential business opportunities. We may seek a business opportunity with entities which have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

        Our executive officers and directors intend to contact a number of broker-dealers, investment bankers, venture capitalist and other members of the financial community likely to find us a suitable vehicle capable of meeting the needs of their clients, associates and contacts. We cannot be sure that these efforts will in fact result in our being presented with any private companies seeking to consummate a reverse merger/acquisition transaction. To date, we have not been approached and have not approached any person or entity with regard to any specific proposed reverse merger/acquisition transaction.

        We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous companies seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include:

         o Providing increased liquidity for its existing principals and stockholders.
         o Facilitating or improving the terms by which additional equity financing may be sought.
         o Creating an "alternative currency" (i.e., publicly traded shares) that can be used for acquisitions.
         o Providing increased liquidity for incentive stock option plans or similar employee benefit plans in order to attract and retain key employees.
         o  Providing an exit mechanism  or  retirement strategy for its owners.

        Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

        We have, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets which going public through an initial public offering would provide. There is, however, significant other benefits to going public through a merger or acquisition transaction with a blank check company such as ours, as opposed to an initial public offering, which management believes will make us attractive to a potential merger or acquisition candidate, such as:


         o The costs are significantly less than the costs required for an initial public offering.
         o The time required completing a merger or acquisition transaction with a blank check company is considerably less than for an initial public offering.
         o Additional risks are involved in an initial public offering in that the initial public offering may be withdrawn due to an unstable market condition even after most of the up-front costs have been expended.
         o Initial public offerings generally require greater attention from top management.
         o While an initial public offering requires a business to have a relatively long and stable earnings history, the lack of an earnings history does not normally keep a private company from completing a merger or acquisition transaction with a blank check company.
         o  The private company does not require an underwriter.
         o  There is less dilution of ownership control.

        The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's or 10-K's, agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, our officers and directors have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

        Management believes that any transaction, whether a merger or acquisition with a private company will require us to issue a substantial majority of our common stock to the owners of the private company in exchange for all of their privately held shares. The transaction will effectively result in the owners and management of the private business acquiring actual or effective operating control of us, with our existing stockholders continuing only as minority passive investors. This type of transaction is popularly known as a "reverse merger" or "reverse acquisition." It is referred to as a reverse merger or reverse acquisition because, although for legal purposes, we will acquire the private company, the transaction can be viewed as if we have been acquired by the private company due to the fact that the former owners of the private company will own a substantial majority of our common stock after the transaction.

        The Securities and Exchange Commission considers this type of reverse merger/acquisition transaction to be a capital transaction in substance, rather than a business combination. That is, the transaction will be equivalent to the issuance of stock by the private company for our net monetary assets, accompanied by a recapitalization. As a result, our post-reverse merger/acquisition comparative historical financial statements will be those of the private company, with appropriate footnote disclosure concerning the changes in the capital structure of the private company effected at the reverse merger/acquisition transaction date.

         Evaluation of Acquisition Opportunities

        We intend to request that we be provided with written materials regarding the private company, prior to considering a reverse merger/acquisition transaction with that company. We will request such items as:


         o  a description of products, service and company history;
         o  management resumes;
         o  audited financial information;
         o  available projections with related assumptions upon which they   are
            based;
         o  an explanation of proprietary products and services;
         o evidence of existing patents, trademarks or service marks or rights thereto;
         o  present and proposed forms of compensation to management;
         o a description of transactions between the privately-held company and its affiliates during relevant prior periods;
         o  a description of present and required facilities;
         o  an analysis of risks and competitive conditions;
         o  a financial   plan  of operation and estimated capital requirements;
            and
         o  other information deemed relevant.

        We will endeavor to personally meet with management and key personnel of companies that are serious candidates for concluding a reverse merger or acquisition. We will also attempt to obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources. We will not acquire or merge with any company for which current audited financial statements cannot be obtained prior to closing the proposed transaction. Requiring audited financial statements prior to closing will ensure that we can meet our regulatory filing obligations for such transactions at the time of closing.

        We intend to take into consideration the following factor when analyzing a company for its potential as a reverse merger/acquisition candidate:


         o Potential for growth, indicated by new technology, anticipated market expansion or new products;
         o Competitive position as compared to other companies of similar size and experience within the privately-held company's industry segment as well as within the industry as a whole;
         o Strength and diversity of management, either in place or scheduled for recruitment;
         o Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;
         o The extent to which the business of the privately-held company can be advanced;
         o The regulatory environment within the privately-held company's industry;
         o The market performance of equity securities of similarly situated companies in the privately-held company's industry; and
         o Reputation of owners, principals and/or managers for complying with and not violating federal and/or state securities laws.

        The time, effort and expense required to evaluate a private company for a reverse merger/acquisition transaction with us and to effectuate such a transaction cannot be predicted with any degree of accuracy. We do not have any full-time employees and our executive officers and directors, are not required to devote any specific amount of time to our business.

        We do not foresee entering into a merger or acquisition transaction with any business with which our officers or directors are currently affiliated. Should we determine in the future, contrary to foregoing expectations that a transaction with an affiliate would be in our best interests, Florida law generally permits us to enter into such a transaction.

         Competition

        We expect to encounter substantial competition in our efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than us and will therefore be in a better position to obtain access to attractive business opportunities. We also will possibly experience competition from other public "shell" companies, some of which may have more funds available than we do.

         Employees

        We currently have no employees. Management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. There is no current plan under which, remuneration may be paid to, or accrued for the benefit of, our officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered.


Item 8.   Financial Statements and Supplementary Data.

        Our complete financial statements are included following the signature page to this Form 10-K.


Item 9.   Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure.

        On March 4, 2008, Seligson & Giannattasio, LLP ("Seligson") resigned as our independent accountant. The report of Seligson regarding our financial statements for the fiscal years ended December 31, 2006 and 2005 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements for the years ended December 31, 2006 and 2005 contained an explanatory paragraph in respect to uncertainty as to our ability to continue as a going concern. During the years ended December 31, 2006 and 2005 and during the period from the end of the most recently completed fiscal year through March 4, 2008, the date of resignation, there were no disagreements with Seligson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Seligson would have caused it to make reference to such disagreements in its reports.

        We requested that Seligson furnish our company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if it does not agree, the respects in which it does not agree. A copy of such letter, dated March 6, 2008, is filed as Exhibit 16.1 to this Current Report on Form 8-K filed on March 11, 2008.

        On March 12, 2008, we engaged Moore & Associates, Chartered, as our independent accountant. Prior to engaging Moore & Associates, we did not consult with Moore & Associates regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by Moore & Associates on our financial statements, and Moore & Associates did not provide any written or oral advice that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue. Our board of directors approved the engagement of Moore & Associates.


Item 9A(T).  Controls and Procedures.

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.


Item 9B.     Other Information.

         None.

                                      PART III


Item 10.     Directors, Executive Officers and Corporate Governance.

                  Our executive officers and directors are as follows:


Name                           Age                        Position

Jerome Goubeaux                38                         President and Director
Ken Roberts                    69                         Secretary and Director


        Our directors and officers will devote time to our affairs on an "as needed" basis, but less than 20 hours per month. As a result, the actual amount of time that they will devote to our affairs is unknown and is likely to vary substantially from month to month.

Biographies

        Jerome Goubeaux has served as our president and director since December 2004. Since 2005, he has served as president and director of Multi Solutions, Inc., a New Jersey blank check company, and its subsidiary Multi Soft, Inc. Since 1999, Mr. Goubeaux has been president of Bankstreet, Inc., a video advertising company. Prior to that, he worked in institutional sales for several large financial firms. In 1991, Mr. Goubeaux graduated from Swarthmore College in Pennsylvania with a B.A.

        Ken Roberts has served as our secretary and director since December 2004. Since 2005, he has served as secretary and director of Multi Solutions, Inc., a New Jersey blank check company, and its subsidiary Multi Soft, Inc. Since 2001, Mr. Roberts has been president of Cero, Inc., a distributor of high-technology software products. From 1996 to 2001, he was executive vice president of BMS, Inc., a marketer of computer software for telephone back-office operations. Mr. Roberts graduated from West Virginia Wesleyan
College in 1960. He received an M.A. in economics from West Virginia Wesleyan College in 1962.

Significant Employees

         As of the date hereof, the Company has no significant employees.

Family Relationships

         None.

Involvement in Certain Legal Proceedings

        There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past five years.
Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on the Company's review of the copies of the forms received by it during the period since December 31, 2007 and written representations that no other reports were required, the Company believes that Jerome Goubeaux, Ken Roberts, Robert Frome, MF Greenberg Trust, Michael Wainstein, Richard Talley, and Michael Freedman are delinquent in filing Forms 3.

Code of Ethics

        We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because there are only two persons involved in the management of the Company and they devote only a limited amount of time to our business.

Nominating Committee

        We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

        The Board of Directors acts as the audit committee. The board has determined that it does not have a member of the board that qualifies as an "audit committee financial expert", and is "independent" as the term is used in
Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 11.          Executive Compensation.

        The Company's officers and directors do not receive any compensation for their services rendered to the Company, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with the Company. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. The Company's officers and directors intend to devote no more than a few hours a week to our affairs. It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction. There are no employment agreements or arrangements, whether written or unwritten, with our officer and director. No retirement, pension, profit sharing, defined contribution stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

        We currently have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our officers/directors at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of our officer/director, or a change in control of the Company or a change in the officer/director's responsibilities, with respect to our officers/directors.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters.

        The following table sets forth, as of May 10, 2008, the number of shares of common stock beneficially owned by executive officers, directors and persons who hold 5% or more of our outstanding common stock. Also included are the shares held by all executive officers and directors as a group.


Name and Address                   Amount and Nature of             Percent
Of Beneficial Owner                Beneficial Owner (1)             of Class (1)

Jerome Goubeaux                         30,000                         7.6%
41 John Street
New York, NY 10038

Ken Roberts                             30,000                         7.6%
7115 Boulevard East
North Bergen, NJ 07047


MF Greenberg Investment Trust        1,070,035 (2)                    78.0%
Donald Greenberg, Trustee
1691 Michigan Ave., Suite 425
Miami Beach, FL  33139

Robert L. Frome                        982,394 (3)                    71.6%
c/o Olshan Grundman Frome et al.
65 East 55th St.
New York, NY 10022

Michael Wainstein                       54,609                        13.9%
120 Everit Avenue
Hewlett, NY 11557

Michael Freedman                        50,000                        12.7%
11 Bayside Ave.
Port Washington, NY 11050

Richard Talley                          40,218 (4)                    10.2%
800 Fifth Ave., Apt. 9E
New York, NY 10021

All officers and directors              60,000                        15.3%
as a group (2 persons).

Notes:

        1. Applicable percentage ownership is based on 392,457 shares of common stock outstanding as of May 10, 2008. Unless otherwise indicated, the named party is believed to have sole investment and voting control of the shares set forth in the above table. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock they have the right to acquire within 60 days of May 10, 2008. When computing beneficial ownership percentages, shares of common stock that may be acquired within 60 days are considered outstanding for that holder only, not for any other holder.

        2. Michael Farkas is the sole beneficiary of the MF Greenberg Investment Trust, but has no dispositive or voting control over shares held by the Trust. The share amounts shown represent (a) convertible promissory note held by the Trust convertible into 980,000 shares of common stock, (b) 5,489 shares held by The Atlas Group, of which Mr. Farkas is a principal, and (c) 76 shares held by The Farkas Group, of which Mr. Farkas is a principal.

        3. Represents (a) convertible promissory note convertible into 980,000 shares of common stock, (b) 2,317 held by Mr. Frome, and (b) 76 shares held by Frome & Co., of which Mr. Frome is General Partner.

        4. Includes 6,957 shares held by Talley & Company, Inc., of which Mr. Talley is President.

Item 13.  Certain   Relationships   and   Related   Transactions, and Director
          Independence.

         None.


Item 14.  Principal Accountant Fees and Services.

Audit Fees

The  aggregate  fees    billed    by    Moore  &    Associates,  Chartered,  our
independent auditors, for the audit of our annual consolidated financial statements and reviews of quarterly financial statements for the years ended December 31, 2007 and 2006 was $3,500.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee Policies and Procedures for Pre-Approval of Services

The  board   in   lieu   of   a formal  audit  committee  is in the  process  of
formulating procedures for pre-approval of all audit, review and attest services, and non-audit services.


                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements.      Complete financial statements are included  following
                           the signature page to this Form 10-K.

Index to Exhibits.

3.1*  Articles of Incorporation

3.2*  Amendment No. 1 to Articles of Incorporation

3.3*   Amendment No. 2 to Articles of Incorporation

3.4*   By-laws

31.1 Rule 13(a) -- 14(a)/15(d) -- 14(a) Certification (Principal Executive Officer)

31.2 Rule 13(a) -- 14(a)/15(d) -- 14(a) Certification (Principal Financial Officer)

32.1   Section 1350 Certification (Principal Executive Officer)

32.2   Section 1350 Certification (Principal Financial Officer)

        * Incorporated by Reference to the Company's Registration Statement on Form 10-SB filed on November 13, 2007.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CENTRACAN INCORPORATED

Date: May 29, 2008                 By: /s/Jerome Goubeaux
                                      -----------------------------------------
                                         Jerome Goubeaux,
                                         Chief Executive Officer and Director


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                           Date


/s/Jerome Goubeaux    Chief Executive Officer and Director          May 29, 2008
------------------
Jerome Goubeaux

/s/Ken Roberts        Chief Financial Officer and Director          May 29, 2008
------------------
Ken Roberts

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED


              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Centracan Inc.
(A Development Stage Company)


We have audited the accompanying balance sheet of Centracan Inc. as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and since inception on March 21, 1997 through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centracan Inc. as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and since inception on March 21, 1997 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses since inception totaling $303,281, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
May 9, 2008



2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499
Fax (702) 253-7501

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007
AND  2006 AND  FOR THE PERIOD MARCH 21, 1997
(DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

CENTRACAN, INC.
(A Development Stage Company)


TABLE OF CONTENTS
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD MARCH 21, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

Balance sheets                                                              F-1

Statements of operations                                                    F-2

Statements of cash flows                                               F-3 - F-4

Notes to financial statements                                          F-5 - F-6

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
--------------------------------------------------------------------------------

ASSETS                                                   DECEMBER     DECEMBER
                                                         31, 2007     31, 2006
                                                        ---------    ----------
CURRENT ASSETS:

  Cash                                                  $      84    $    2,484
                                                        ---------    -----------
  Total current assets                                         84         2,484
                                                        ---------    -----------
TOTAL ASSETS                                            $      84    $    2,484
                                                        =========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

  Accounts payable and accrued expenses                 $  99,278    $   90,552
  Accounts payable - related party                          6,030         2,918
  Notes payable - related party, indefault                 24,409            --
  Notes payable - related party                            36,600        44,009
                                                        ---------    -----------
  Total current liabilities                               166,317       137,479
                                                        ---------    -----------
STOCKHOLDERS' DEFICIT:

  Preferred stock, par value $.0001 per share;
   10,000,000 shares authorized; none issued and
   outstanding at December 31, 2007 and December 31,
    2006, respectively                                         --            --
  Common stock, par value $.0001 per share; 50,000,000
   shares authorized; 392,457 shares issued and
   outstanding at December 31, 2007 and December 31,
   2006, respectively                                          40            40
  Additional paid-in capital                              137,008       137,008
  Deficit accumulated during the development stage       (303,281)     (272,043)
                                                        ----------    ----------
   Total stockholders' deficit                           (166,233)     (134,995)
                                                        ----------    ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $      84    $    2,484
                                                        =========    ===========

   The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

                                                                                                            FOR THE PERIOD
                                                                FOR THE YEAR ENDED                          MARCH 21, 1997
                                                                    DECEMBER 31,                        (DATE OF INCEPTION) TO
                                                               2007              2006                      December 31, 2007
                                                        -----------------   ----------------             ----------------------
DEVELOPMENT STAGE REVENUES                              $               0   $              0               $         24,728
                                                        -----------------   ----------------               -----------------
DEVELOPMENT STAGE EXPENSES:

       Accounting and Auditing                                     25,300             19,050                         120,871
       Advertising                                                      0                  0                          30,560
       Bank charges                                                   200                  0                             930
       Consulting fees                                                  0                  0                           5,082
       Legal fees                                                       0             10,000                          48,947
       Licenses and taxes                                             200                200                           2,582
       Meals and entertainment                                          0                  0                           5,248
       Miscellanous expenses                                            0                  0                           1,828
       Office general                                                   0                  0                           8,928
       Payroll and commissions                                          0                  0                          14,430
       Shareholder related services                                     0              2,000                           2,835
       Transfer agent fees                                              0                  0                          19,007
                                                        -----------------   ----------------               -----------------
TOTAL DEVELOPMENT STAGE EXPENSES                                   25,700             31,250                         261,248
                                                        -----------------   ----------------               -----------------
       LOSS FROM OPERATIONS                                       (25,700)           (31,250)                       (236,520)

       LOSS ON INVESTMENT - HEALTHCARE                                  0                  0                         (50,016)

       INTEREST EXPENSE                                             -5539             -3,337                         (16,745)

       PROVISION FOR INCOME TAXES                                     -                  -                               -
                                                        -----------------   ----------------               -----------------
       NET LOSS                                         $         (31,239)  $        (34,587)              $        (303,281)
                                                        =================   ================               =================
LOSS PER COMMON SHARE
       Basic & diluted                                  $           (0.08)  $          (0.09)
                                                        =================   ================
Weighted-average number of common
 shares outstanding                                               392,457            392,457
                                                        =================   ================


   The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                                                                    FOR THE PERIOD
                                                                                                    MARCH 21, 1997
                                                                     DECEMBER 31,                (DATE OF INCEPTION)
OPERATING ACTIVITIES                                             2007          2006              TO DECEMBER 31, 2007
                                                              ----------   -----------           --------------------
Net loss                                                      $  (31,239)  $   (34,587)              $   (303,281)

Adjustment to reconcile net loss to net cash
used by operations
       Shares issued for consulting services                           0             0                     36,148
       Shares issued for termination of HMC                            0             0                     50,000

Changes in assets and liabilities
       Increase in accounts payable and accrued expenses           8,726        13,494                     99,278
       Increase in accounts payable and accrued expenses
       related party                                               3,113         4,462                      6,030
                                                              ----------   -----------               ------------
       Net cash used by operating activities                     (19,400)      (16,631)                  (111,825)
                                                              ----------   -----------               ------------
FINANCING ACTIVITES
       Proceeds from promissory notes                             17,000             0                     61,009
       Proceeds from issuance of common stock                          0             0                     50,900
                                                              ----------   -----------               ------------
       Net cash provided by financing activites                   17,000             0                    111,909
                                                              ----------   -----------               ------------
CHANGE  IN CASH                                                   (2,400)      (16,631)                        84

CASH, BEGINNING OF PERIOD                                          2,484        19,115                          0
                                                              ----------   -----------               ------------
CASH, END OF PERIOD                                           $       84   $     2,484               $         84
                                                              ==========   ===========               ============

   The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS (continued)


                                                                FOR THE PERIOD
                                                                MARCH 21, 1997
                                                             (DATE OF INCEPTION)
                                              DECEMBER 31,            TO
                                             2007    2006     DECEMBER 31, 2007
                                            ------  ------    -----------------
Supplemental cash flow information:
 Interest paid                              $    0       0         $     0
                                            ======  ======         =======
 Income taxes paid                          $    0       0         $     0
                                            ======  ======         =======
Noncash investing and financing
activities:
 Shares issued to founder for consulting
 services                                   $    0       0         $    81
                                            ======  ======         =======
 Shares issued for legal services rendered  $    0       0         $   500
                                            ======  ======         =======

   The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      ORGANIZATION

    Interim Financial Information - The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The condensed financial statements should be read in conjunction with the description of business and management's plan of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the year ending December 31, 2007 are not necessarily indicative of the results that may be expected for any future period. In the opinion of management, the accompanying financial statements of Centracan, Inc., contains all adjustments necessary to present fairly the Company's financial position as of December 31, 2007 and 2006, the statements of operations for the years ending December 31, 2007 and 2006 and cash flows for the year ending December 31, 2007 and 2006.


           The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2006.


2.      NOTE PAYABLE - RELATED PARTY

Through December 31, 2007, the Company executed notes aggregating a total of $61,009 which bear interest of 10% per annum. These notes are convertible into shares of common stock at any time at the conversion rate of $.01 per share. The value of the conversion feature was not considered material. A note payable in the amount of $24,409 became due January 1, 2007. At December 31, 2007 the entire balance of the note was outstanding.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.      DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

The Company's initial activities have been devoted to developing a business plan, structuring and positioning itself to take advantage of opportunities available in the internet industry and raising capital for future operations and administrative functions. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, development stage losses from March 21, 1997 (date of inception) to December 31, 2007 aggregated $303,281 and raise substantial doubt about the Company's ability to continue as a going concern. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.