Form 10-Q
period 2008-03-31
CENTRACAN INC
filed 2008-06-06
CIK 1073101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
                               --------------

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File No. 000-52910

                            CENTRACAN INCORPORATED
               (Name of Small Business Issuer in Its Charter)

                  Florida                                    65-0736042
----------------------------------------------           -----------------
         (State or Other Jurisdiction               (I.R.S. Employer
         of Incorporation or Organization)                  Identification No.)

c/o Olshan Grundman Frome et al.
65 East 55th Street, New York, New York                             10022
--------------------------------------------------             ---------------
         (Address of Principal Executive Offices)                 (Zip Code)

Issuer's telephone number, including area code:      (212) 451-2254


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

Indicate by check mark whether the registrant is a shell company (as defined  in
Rule12b-2 of the Exchange Act).                     Yes [X] No [  ]

As of March 31, 2008, there were 392,457 shares of common stock outstanding.

                             CENTRACAN INCORPORATED
           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                               TABLE OF CONTENTS


                    PART I                                                  Page

Item 1.             FINANCIAL STATEMENTS                                      3

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                    OPERATION                                                11

Item 4T.            CONTROLS AND PROCEDURES                                  14

                    PART II

Item 1.             LEGAL PROCEEDINGS                                        14

Item 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                    PROCEEDS                                                 14

Item 3.             DEFAULTS UPON SENIOR SECURITIES                          14

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS     14

Item 5.             OTHER INFORMATION                                        15

Item 6.             EXHIBITS                                                 15

SIGNATURES                                                                   15

EXHIBITS

                                    PART I

Item 1.  Financial Statements.


CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
FINANCIAL STATEMENTS AS OF MARCH 31, 2008 AND
DECEMBER 31, 2007 AND FOR THE THREE MONTHS ENDED
MARCH 31, 2008 AND 2007 AND FOR THE PERIOD MARCH 21, 1997

CENTRACAN, INC.
(A Development Stage Company)


TABLE OF CONTENTS
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS AS OF MARCH 31, 2008 AND DECEMBER 31, 2007 AND FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND FOR THE PERIOD MARCH 21, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2008

Balance sheets                                                                5

Statements of operations                                                      6

Statements of cash flows                                                     7-8

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                   UNAUDITED
ASSETS                                               MARCH         DECEMBER 31,
                                                     2008              2007
                                                  -------------   -------------
CURRENT ASSETS:

  Cash                                             $          9    $         84
                                                  -------------    -------------
  Total current assets                                        9              84
                                                  -------------    -------------
TOTAL ASSETS                                       $          9    $         84
                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES:

  Accounts payable and accrued expenses            $    109,823    $    105,308

  Notes payable - related party                          61,759          61,009
                                                  -------------    -------------
  Total current liabilities                             171,582         166,317
                                                  -------------    -------------
STOCKHOLDERS' DEFICIENCY:

  Preferred stock, par value $.0001 per
   share; 10,000,000 shares authorized;
   none issued and outstanding                              --               --
   as of June 30, 2007 and December
   31, 2006, respectively
  Common stock, par value $.0001 per
   share; 50,000,000
   shares authorized; 392,457 shares
   issued and outstanding                                   40               40
   as of June 30, 2007 and December 31, 2006,
   respectively
  Additional paid-in capital                           137,008          137,008
  Deficit accumulated during the development
  stage                                               (308,621)        (303,281)
                                                  -------------    -------------
    Total stockholders' deficiency                    (171,573)        (166,233)
                                                  -------------    -------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
    DEFICIENCY                                     $          9    $         84
                                                   ============    =============


   The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED                           FOR THE PERIOD
                                                      MARCH  31,                              MARCH 21, 1997
                                                                                          (DATE OF INCEPTION) TO
                                                 2008            2007                         MARCH 31, 2008
                                             -------------  -------------                  --------------------
DEVELOPMENT STAGE REVENUES                     $         0    $         0                   $            24,728

DEVELOPMENT STAGE EXPENSES:

        Accounting and Auditing                      1,500              0                               122,371
        Advertising                                      0              0                                30,560
        Bank charges                                    75              0                                 1,005
        Consulting fees                                  0              0                                 5,082
        Legal fees                                       0              0                                48,947
        Licenses and taxes                             200                                                2,782
        Meals and entertainment                          0              0                                 5,248
        Miscellanous expenses                            0              0                                 1,828
        Office general                                   0              0                                 8,928
        Payroll and commissions                          0              0                                14,430
        Shareholder related services (EDGAR )         1424              0                                 3,959
        Transfer agent fees                            888            200                                19,895
                                             -------------  -------------                  --------------------
TOTAL DEVELOPMENT STAGE EXPENSES                     4,087            200                               265,035
                                             -------------  -------------                  --------------------
        LOSS FROM OPERATIONS                        (4,087)          (200)                             (240,307)

        LOSS ON INVESTMENT - HEALTHCARE                  0              0                               (50,016)

        INTEREST EXPENSE                            (1,553)        (1,137)                              (18,298)
                                             -------------  -------------                  --------------------

        NET LOSS                               $    (5,640)   $    (1,337)                  $          (308,621)
                                             =============  =============                  ====================
LOSS PER COMMON SHARE
        Basic & diluted                        $     (0.01)   $     (0.00)
                                             =============  =============
Weighted-average number of common
shares outstanding                                 392,457        392,457
                                             =============  =============


   The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                               THREE MONTHS ENDED                   FOR THE PERIOD
                                                                   MARCH  31,                       MARCH 21, 1997
                                                                                                  (DATE OF INCEPTION)
OPERATING ACTIVITIES                                          2008            2007                 TO MARCH  31, 2008
                                                          -------------  -------------            -------------------
Net loss                                                   $     (5,340)  $     (1,337)            $         (308,621)

Adjustment to reconcile net loss to net cash
used by operations
        Shares issued for consulting services                         0              0                         36,148
        Shares issued for termination of HMC                          0              0                         50,000

Changes in assets and liabilities
        Increase in accounts payable and accrued expenses         2,962         (5,000)                        88,606
        Increase in accounts payable and accrued expenses
            -  related party                                      1,553          1,137                         21,217
                                                          -------------  -------------            -------------------
        Net cash used by operating activities                      (825)        (5,200)                      (112,650)
                                                          -------------  -------------            -------------------
FINANCING ACTIVITES
        Proceeds from promissory notes                             (750)         7,000                         61,759
        Proceeds from issuance of common stock                        0              0                         50,900
                                                          -------------  -------------            -------------------
        Net cash provided by financing activites                   (750)         7,000                        112,659
                                                          -------------  -------------            -------------------
INCREASE IN CASH                                                    (75)         1,800                              9

CASH, BEGINNING OF PERIOD                                            84          2,484                              0
                                                          -------------  -------------            -------------------
CASH, END OF PERIOD                                        $          9   $      4,284             $                9
                                                          =============  =============            ===================


   The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS (continued)
--------------------------------------------------------------------------------


                                                                                        FOR THE PERIOD
                                                                                        MARCH 21, 1997
                                                                   THREE MONTHS ENDED (DATE OF INCEPTION)
                                                                       MARCH 31,               TO
                                                                    2008       2007       MARCH 31, 2008
                                                                  --------   --------   -----------------
Supplemental cash flow information:
        Interest paid                                             $      0   $      0   $              0
                                                                   =======    =======    ===============
        Income taxes paid                                         $      0   $      0   $              0
                                                                   =======    =======    ===============
Noncash investing and financing activities:
        Shares issued to founder for consulting services          $      0   $      0   $             81
                                                                   =======    =======    ===============
        Shares issued for legal services rendered                 $      0   $      0   $            500
                                                                   =======    =======    ===============


    The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


             1.  ORGANIZATION

               Interim  Financial   Information  -  The   unaudited    condensed
              financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The condensed financial statements should be read in conjunction with the description of business and management's plan of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any future period. In the opinion of management, the accompanying financial statements of Centracan, Inc., contains all adjustments necessary to present fairly the Company's financial position as of March 31, 2008 and December 31, 2007, the statements of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007.

           The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

           The  accounting  policies  followed by the Company  are set forth  in
           Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2006.


              DESCRIPTION OF BUSINESS

              Premier Supplements, Corp. ("the Company") was incorporated on March 21, 1997 under the laws of the State of Florida. On May 15, 1998 the Company changed its name to Centracan, Inc. The Company's operations have been devoted primarily to structuring and positioning itself to take advantage of opportunities available in the pharmaceutical industry. The Company intends to grow through internal development, strategic alliances and acquisitions of existing business. The Company is a development stage company and has had limited activity.

              GOING CONCERN

              The accompanying financial statements have  been   prepared  on  a
              going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, development stage losses from

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


              March 21, 1997 (inception) to March 31, 2008 aggregated $308,621 and raise substantial doubt about the Company's ability to continue as a going concern. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. Management's plans include the potential development of its own business or merging with an operating company. The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate. Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

              The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.                ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                  Accounts payable and accrued expenses at March 31, 2008 and December 31, 2007 consisted of the following:

                                                                   March 31,             December 31,
                                                                      2008                      2007
                                                              --------------            -------------
Accrued expenses, primarily professional fees                  $     88,606              $    85,645
Account payable - to related parties                                  2,918                    2,918
Accrued interest - to related parties                                18,299                   16,745
                                                              --------------            -------------

Total accounts payable and accrued expenses                    $    109,823              $   105,308
                                                              ==============            =============

3.                NOTE PAYABLE - RELATED PARTY

                  Through March 31, 2008, the Company executed notes aggregating a total of $61,759, which bear interest of 10% per annum.. These notes are convertible into shares of common stock at any time at the conversion rate of $.01 per share. The value of the conversion feature was not considered material. A note payable in the amount of $24,409, became due January 1, 2007 and accordingly is in default, but otherwise is similar to all other notes that are due on demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         Results of Operation

         We have not had any operating income since 1998. As of March 31, 2008, we had an accumulated deficit of $308,621, comprised of costs mainly associated with administrative expenses.

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

Item 4T. Controls and Procedures

         This quarterly report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

                                   PART II

Item 1.  Legal Proceedings.

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         A  promissory  note  payable  in  the  amount  of  $24,409   became due
January 1, 2007 and  accordingly  is in default.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         None.

Item 6.  Exhibits.

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

                                     CENTRACAN INCORPORATED

Dated: May 29, 2008                  By: /s/Jerome Goubeaux
                                        ---------------------------------------
                                           Jerome Goubeaux,
                                           Chief Executive Officer and Director