Form 10-Q
period 2008-06-30
CENTRACAN INC
filed 2008-08-19
CIK 1073101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
                               --------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File No. 000-52910


                            CENTRACAN INCORPORATED
               ----------------------------------------------
               (Name of Small Business Issuer in Its Charter)


                   Florida                                    65-0736042
----------------------------------------                  ---------------
      (State or Other Jurisdiction                       (I.R.S. Employer
    of Incorporation or Organization)                   Identification No.)


c/o Olshan Grundman Frome et al.
65 East 55th Street, New York, New York                        10022
----------------------------------------                  ---------------
(Address of Principal Executive Offices)                    (Zip Code)


Issuer's telephone number, including area code:      (212) 451-2254


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                                   Yes [X] No [  ]

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

As of June 30, 2008, there were 392,457 shares of common stock outstanding.

                             CENTRACAN INCORPORATED
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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

EXHIBITS

                                    PART I

Item 1.  Financial Statements.


CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
FINANCIAL STATEMENTS AS OF JUNE 30, 2008 AND DECEMBER 31, 2007 AND FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND FOR THE PERIOD MARCH 21, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2008

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED


              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Centracan, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Centracan, Inc. as of June 30, 2008, and the related condensed statements of operations, stockholders' equity (deficit), and cash flows for the three-month and six-month periods ended June 30, 2008 and 2007 and since inception on March 21, 1997 through June 30, 2008. These interim financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Centracan, Inc. as of December 31, 2007, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated May 9, 2008, we expressed an opinion with a going concern paragraph on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
August 13, 2008



2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499
Fax: (702)253-7501

CENTRACAN, INC.
(A Development Stage Company)


TABLE OF CONTENTS
--------------------------------------------------------------------------------



FINANCIAL STATEMENTS AS OF JUNE 30, 2008 AND DECEMBER 31, 2007 AND FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND FOR THE PERIOD MARCH 21, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2008

Balance sheet                                                                 6

Statements of operations                                                      7

Statements of cash flows                                                     8-9

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
--------------------------------------------------------------------------------

ASSETS                                                                    JUNE 30,       DECEMBER 31,
                                                                            2008            2007
                                                                         ---------       ---------
                                                                         UNAUDITED
CURRENT ASSETS:
     Cash                                                                $    --         $      84
                                                                         ---------       ---------

     Total current assets                                                     --                84
                                                                         ---------       ---------

TOTAL ASSETS                                                             $       0       $      84
                                                                         =========       =========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES:

     Accounts payable and accrued expenses                               $  95,024       $  99,278
     Accounts payable - related party                                       19,934           6,030
     Notes payable - related party-in default                               24,409          24,409
     Notes payable - related party                                          45,450          36,600
                                                                         ---------       ---------

     Total current liabilities                                             184,817         166,317
                                                                         ---------       ---------

STOCKHOLDERS' DEFICIENCY:

     Preferred stock, par value $.0001 per share; 10,000,000 shares
       authorized; none issued and outstanding                                --              --
     as of June 30, 2008 and December 31, 2007, respectively
     Common stock, par value $.0001 per share; 50,000,000 shares
       authorized; 392,457 shares issued and outstanding                        40              40
     as of June 30, 2008 and December 31, 2007, respectively
     Additional paid-in capital                                            137,008         137,008
     Deficit accumulated during the development stage                     (321,865)       (303,281)
                                                                         ---------       ---------

       Total stockholders' deficiency                                     (184,817)       (166,233)
                                                                         ---------       ---------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $       0       $      84
                                                                         =========       =========


   The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                   SIX MONTHS ENDED                   THREE MONTHS ENDED           FOR THE PERIOD
                                                       JUNE 30,                            JUNE 30,                MARCH 21, 1997
                                             ---------------------------         ---------------------------     (DATE OF INCEPTION)
                                                      UNAUDITED                           UNAUDITED                      TO
                                                2008              2007              2008              2007         June 30, 2008
                                             ---------         ---------         ---------         ---------     -------------------

DEVELOPMENT STAGE REVENUES                   $       0         $       0         $       0         $       0         $  24,728
                                             ---------         ---------         ---------         ---------         ---------

DEVELOPMENT STAGE EXPENSES:

      Accounting                                 6,500            13,200             5,000             6,600           127,371
      Advertising                                    0                 0                 0                 0            30,560
      Bank charges                                 185                50               110                50             1,115
      Consulting fees                                0                 0                 0                 0             5,082
      Legal fees                                 5,000                 0             5,000                 0            53,947
      Licenses and taxes                           200               200                 0                 0             2,782
      Meals and entertainment                        0                 0                 0                 0             5,248
      Miscellanous expenses                          0                 0                 0                 0             1,828
      Office general and printing                1,124                 0                 0                 0            10,052
      Payroll and commissions                        0                 0                 0                 0            14,430
      Shareholder related services                   0                 0                 0                 0             2,835
      Transfer agent fees                        2,387                 0             1,500                 0            21,395
                                             ---------         ---------         ---------         ---------         ---------
TOTAL DEVELOPMENT STAGE EXPENSES                15,396            13,450            11,610             6,650           276,645
                                             ---------         ---------         ---------         ---------         ---------

      LOSS FROM OPERATIONS                     (15,396)          (13,450)          (11,610)           (6,650)         (251,917)

      LOSS ON INVESTMENT - HEALTHCARE                0                 0                 0                 0           (50,016)

      INTEREST EXPENSE                          (3,189)           (2,427)           (1,635)           (1,289)          (19,932)
                                             ---------         ---------         ---------         ---------         ---------


      NET LOSS                               $ (18,585)        $ (15,877)        $ (13,245)        $  (7,939)        $(321,865)
                                             =========         =========         =========         =========         =========

LOSS PER COMMON SHARE
      Basic & diluted                        $   (0.05)        $   (0.04)        $   (0.03)        $   (0.02)
                                             =========         =========         =========         =========
Weighted-average number of common
 shares outstanding                            392,457           392,457           392,457           392,457
                                             =========         =========         =========         =========


   The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                            SIX MONTHS ENDED                FOR THE PERIOD
                                                                                JUNE 30,                    MARCH 21, 1997
                                                                               UNAUDITED                  (DATETOF INCEPTION)
OPERATING ACTIVITIES                                                  2008                  2007           To JUNE 30, 2008
                                                                   ---------             ---------        -------------------
Net loss                                                           $ (18,585)            $ (15,877)            $(321,865)

Adjustment to reconcile net loss to net cash
used by operations
      Shares issued for consulting services                                0                     0                36,148
      Shares issued for termination of HMC                                 0                     0                50,000

Changes in assets and liabilities
      Increase in accounts payable and accrued expenses               (4,254)                6,627                95,024
      Increase in accounts payable and accrued expenses
      related party                                                   13,905                     0                19,934
                                                                   ---------             ---------             ---------

      Net cash used by operating activities                           (8,934)               (9,250)             (120,759)
                                                                   ---------             ---------             ---------

FINANCING ACTIVITES
      Proceeds from promissory notes                                   8,850                 7,000                69,859
      Proceeds from issuance of common stock                               0                     0                50,900
                                                                   ---------             ---------             ---------

      Net cash provided by financing activites                         8,850                 7,000               120,759
                                                                   ---------             ---------             ---------

INCREASE  IN CASH                                                        (84)               (2,250)                    0

CASH, BEGINNING OF PERIOD                                                 84                 2,484                     0
                                                                   ---------             ---------             ---------

CASH, END OF PERIOD                                                $       0             $     234             $       0
                                                                   =========             =========             =========


   The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS (continued)
--------------------------------------------------------------------------------

                                                                            SIX MONTHS ENDED                FOR THE PERIOD
                                                                                JUNE 30,                    MARCH 21, 1997
                                                                               UNAUDITED                  (DATETOF INCEPTION)
OPERATING ACTIVITIES                                                  2008                  2007           To JUNE 30, 2008
                                                                   ---------             ---------        -------------------
Supplemental cash flow information:
     Interest paid                                                 $       0             $       0             $       0
                                                                   =========             =========             =========

     Income taxes paid                                             $       0             $       0             $       0
                                                                   =========             =========             =========

Noncash investing and financing activities:
     Shares issued to founder for consulting servics               $       0             $       0             $      81
                                                                   =========             =========             =========

     Shares issued for legal services rendered                     $       0             $       0             $     500
                                                                   =========             =========             =========


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

         GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, development stage losses from March 21, 1997 (inception) to June 30, 2008 aggregated $321,865 and raise substantial doubt about the Company's ability to continue as a going concern. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. Management's plans include the potential development of its own business or merging with an operating company. The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate. Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

         The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses at June 30, 2008 and December 31, 2007 consisted of the following:

                                                         June 30,   December 31,
                                                           2008          2007
                                                        --------      --------
         Accrued expenses, primarily professional fees  $ 95,024      $ 88,564
         Accrued interest                                 19,934        16,745
                                                        --------      --------

         Total accounts payable and accrued expenses    $114,958      $105,309
                                                        ========      ========

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


3.       NOTE PAYABLE - RELATED PARTY

         Through June 30, 2008, the Company executed notes aggregating a total of $69,859. These notes include short-term borrowings of $45,450 with maturities of less then one year with an interest rate of 10% and long-term borrowings which matured on January 1, 2007 and an interest rate of 10%. Matured borrowing continue to earn interest after maturity, similar to short-term debt. These short-term notes are convertible into shares of common stock at any time at the conversion rate of $.01 per share. The value of the conversion feature was not considered material. Long-term borrowings for June 30, 2008 and December 31, 2007 are $24,409 and $24,409, respectively.

Item 2.  Management's Discussion and Analysis


The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. Centracan, Inc. is a development stage company. Because the Company has not generated any revenue, it intends to report its plan of operation below.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

The Company's operations have been devoted primarily to developing a business plan and raising capital for future operations and administrative functions. The Company intends to grow through internal development, strategic alliances, and acquisitions of existing businesses. Because of uncertainties surrounding its development, the Company anticipates incurring development stage losses in the foreseeable future. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

PERIOD FROM MARCH 21, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2008

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset out business development expenses.

Losses from operations since inception have amounted to $321,865 primarily consisting of accounting, legal and transfer agent fees.

SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007
Development stage expenses and interest expense during the six months ended June 30, 2008 was $18,585 as compared to $15,877 for the period ended June 30, 2007.

Expenses for the six months ended June 30, 2008 were primarily accounting ($6,500) and interest on note payables (3,189).

Expenses for the six months ended June 30, 2007 were primarily accounting ($13,200) and interest on note payables ($2,427).

THREE MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007
Development stage expenses and interest expense during the three months ended June 30, 2008 was $13,245 as compared to $7,939 for the three months ended June 30, 2007.

Expenses for the three months ended June 30, 2008 were primarily accounting ($5,000), legal ($5,000), transfer agent services ($ 1,500) and interest on notes payable (1,635).

Expenses  for the three  months  ended June 30, 2007 were  primarily  accounting

Liquidity and Capital Resources

Despite capital contributions and both related party and third party loan commitments, the company from time to time experienced, and continues to experience, cash flow shortages that have slowed the Company's growth.

The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related and third parties. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various professional fees.

For the six months ended June 30, 2008, we incurred a net loss of $18,585. Our accumulated deficit since inception is $321,865. Such accumulated losses have resulted primarily from costs related to various professional fees.

The Company continues to experience cash flow shortages, and anticipates this continuing through the foreseeable future. Management believes that additional funding will be necessary in order for it to continue as a going concern. The Company is investigating several forms of private debt and/or equity financing, although there can be no assurances that the Company will be successful in procuring such financing or that it will be available on terms acceptable to the Company.

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


                                     CENTRACAN INCORPORATED


Dated: August 19, 2008                  By: /s/Jerome Goubeaux
                                        ---------------------------------------
                                           Jerome Goubeaux,
                                           Chief Executive Officer and Director