Form 10-Q
period 2008-09-30
CENTRACAN INC
filed 2008-11-14
CIK 1073101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File No. 000-52910

CENTRACAN INCORPORATED

(Name of Small Business Issuer in Its Charter)

Florida	65-0736042
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Olshan Grundman Frome et al. 65 East 55th Street, New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code:	(212) 451-2254

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐                                                                           Accelerated filer ☐

Non-accelerated filer    ☐                                                                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☒  No ☐

As of September 30, 2008, there were 392,457 shares of common stock outstanding.

CENTRACAN INCORPORATED
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I

Item 1.   Financial Statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2008
AND DECEMBER 31, 2007 AND FOR THE NINE
MONTH PERIOD ENDED SEPTEMBER 30, 2008 AND
2007 AND FOR THE PERIOD MARCH 21, 1997
(DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2008

CENTRACAN, INC.
(A Development Stage Company)

TABLE OF CONTENTS

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007 AND FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008 AND 2007 AND FOR THE PERIOD MARCH 21, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2008

Balance sheets	1

Statements of operations	2

Statements of cash flows	3-4

Notes to financial statements	5-6

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	(unaudited)
ASSETS	SEPTEMBER	DECEMBER
	30, 2008	31, 2007

CURRENT ASSETS:

Cash	$-	$84

Total current assets	-	84

TOTAL ASSETS	$0	$84

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$98,549	$99,278
Accounts payable - related party	21,823	6,030
Notes payable - related party	69,859	61,009

Total current liabilities	190,231	166,317

STOCKHOLDERS’ DEFICIENCY:

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized; none issued and outstanding
at September 30, 2007 and December 31, 2006, respectively	--	--
Common stock, par value $.0001 per share; 50,000,000 shares
authorized; 392,457 shares issued and outstanding
at September 30, 2007 and December 31, 2006, respectively	40	40
Additional paid-in capital	137,008	137,008
Deficit accumulated during the development stage	(327,279)	(303,281)

Total stockholders’ deficiency	(190,231)	(166,233)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$0	$84

The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	(UNAUDITED)		(UNAUDITED)		(UNAUDITED) FOR THE PERIOD MARCH 21, 1997 (DATE OF
	NINE MONTHS ENDED S ENDED		THREE MONTHS ENDED		INCEPTION)
	SEPTEMBER 30,		SEPTEMBER 30,		TO
	2008	2007	2008	2007	SEPTEMBER 30, 2008

DEVELOPMENT STAGE REVENUES	$0	$0	$0	$0	$24,728

DEVELOPMENT STAGE EXPENSES:

Accounting and Auditing	10,000	19,800	3,500	6,600	130,871
Advertising	0	0	0	0	30,560
Bank charges	260	125	75	75	1,190
Consulting fees	0	0	0	0	5,082
Legal fees	5,000	0	0	0	53,947
Licenses and taxes	200	200	0	0	2,782
Meals and entertainment	0	0	0	0	5,248
Miscellanous expenses	0	0	0	0	1,828
Office general (incl. printing)	1,124	0	0	0	10,053
Payroll and commissions	0	0	0	0	14,430
Shareholder related services	0	0	0	0	2,835
Transfer agent fees	2,388	0	0	0	21,395
TOTAL DEVELOPMENT STAGE EXPENSES	18,972	20,125	3,575	6,675	280,221

LOSS FROM OPERATIONS	(18,972)	(20,125)	(3,575)	(6,675)	(255,493)

LOSS ON INVESTMENT - HEALTHCARE	0	0	0	0	(50,016)

INTEREST EXPENSE	(5,025)	(3,980)	(1,836)	(1,553)	(21,770)

NET LOSS	$(23,997)	$(24,105)	$(5,411)	$(8,228)	$(327,279)

LOSS PER COMMON SHARE
Basic & diluted	$(0.06)	$(0.06)	$(0.01)	$(0.02)
Weighted-average number of common
shares outstanding	392,457	392,457	392,457	392,457

The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	(unaudited)		(unaudited) FOR THE PERIOD MARCH 21, 1997 (DATE OF
	NINE MONTHS ENDED		INCEPTION)
	SEPTEMBER 30,		TO
			SEPTEMBER
OPERATING ACTIVITIES	2008	2007	30, 2008

Net loss	$(23,997)	$(24,105)	$(327,279)

Adjustment to reconcile net loss to net cash
used by operations
Shares issued for consulting services	0	0	36,148
Shares issued for termination of HMC	0	0	50,000

Changes in assets and liabilities
Increase in accounts payable and accrued expenses	(730)	4,780	98,550
Increase in accounts payable and accrued expenses
related party	15,793	0	21,822

Net cash used by operating activities	(8,934)	(19,325)	(120,759)

FINANCING ACTIVITES
Proceeds from promissory notes	8,850	17,000	69,859
Proceeds from issuance of common stock	0	0	50,900

Net cash provided by financing activites	8,850	17,000	120,759

CHANGE IN CASH	(84)	(2,325)	0

CASH, BEGINNING OF PERIOD	84	2,484	0

CASH, END OF PERIOD	$(0)	$159	$0

The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS (continued)

			(unaudited)
			FOR THE PERIOD
	(unaudited)		MARCH 21, 1997 (DATE OF INCEPTION)
	NINE MONTHS ENDED		TO
	SEPTEMBER 30,		SEPTEMBER
	2008	2007	30, 2008

Supplemental cash flow information:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

Noncash investing and financing activities:
Shares issued to founder for consulting services	$0	$0	$81
Shares issued for legal services rendered	$0	$0	$500

The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.                ORGANIZATION AND DESCRIPTION OF BUSINESS

The company was incorporated on March 21, 1997, under the laws of the State of Florida, as Premier Supplements Corp. (“the Company”). On May 15, 1998, the Company changed its name to Centracan, Inc. The Company’s operations have been devoted primarily to structuring and positioning itself to take advantage of opportunities available in the pharmaceutical industry. The Company intends to grow through internal development, strategic alliances and acquisitions of existing business. The Company is a development stage company and has limited activity.

Interim Financial Information - The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The condensed financial statements should be read in conjunction with the description of business and management’s plan of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the nine and three months September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any future period. In the opinion of management, the accompanying financial statements of Centracan, Inc., contains all adjustments necessary to present fairly the Company’s financial position as of September 30, 2008 and December 31, 2007, the statements of operations for the nine and three months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007.

2.                 NOTE PAYABLE – RELATED PARTY

Through September 30, 2008, the Company executed notes aggregating a total of $69,859 which bear interest of 10% per annum. These notes are convertible into shares of common stock at any time at the conversion rate of $.01 per share.  The value of the conversion feature was not considered material.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

3.                DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, development stage losses from March 21, 1997 (date of inception) to September 30, 2008 aggregated $327,279 and raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of  Operations.

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

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties.  The Company’s actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

The Company’s operations have been devoted primarily to developing a business plan and raising capital for future operations and administrative functions.  The Company intends to grow through internal development, strategic alliances, and acquisitions of existing businesses.  Because of uncertainties surrounding its development, the Company anticipates incurring development stage losses in the foreseeable future.  The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

PERIOD FROM MARCH 21, 1997 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2008

Our cumulative net losses since the inception are attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Losses from operations since inception have amounted to $327,279 primarily consisting of accounting, advertising, legal and transfer agent fees.

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

Development stage losses during the nine months ended September 30, 2008 were $23,997 as compared to $24,105 for the period ended September 30, 2007.

Expenses for the nine months ended September 30, 2008 were primarily accounting $10,000, legal $5,000, and interest on note payables $5,025.

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

Development stage losses during the three months ended September 30, 2008 were $5,411 as compared to $8,228 for the three months ended September 30, 2007.

Expenses for the three months ended September 30, 2008 were primarily for accounting $3,500, and interest on notes payable $1,836..

Expenses for the three months ended September 30, 2007 were primarily accounting $6,600, and interest on note payables of $1,553.

Liquidity and Capital Resources

           Despite capital contributions and both related party and third party loan commitments, the company from time to time experienced, and continues to experience, cash flow shortages that have slowed the Company’s growth.

The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related and third parties.  A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various professional fees.

For the nine months ended September 30, 2008, we incurred a net loss of $23,997.  Our accumulated deficit since inception is $327,279.  Such accumulated losses have resulted primarily from costs related to various professional fees.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company had no investments in marketable securities as of September 30, 2008 or assets and liabilities, which are denominated in a currency other than U.S. dollars or involve commodity price risks.

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index to Exhibits.

3.1*        Articles of Incorporation

3.2*        Amendment No. 1 to Articles of Incorporation

3.3*        Amendment No. 2 to Articles of Incorporation

3.4*         By-laws

31.1         Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2         Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32.1         Section 1350 Certification (Principal Executive Officer)

32.2         Section 1350 Certification (Principal Financial Officer)

*   Incorporated by Reference to the Company’s Registration Statement on Form 10-SB filed on November 13, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRACAN INCORPORATED

Date: November 13, 2008	By:	/s/ Jerome Goubeaux,
Jerome Goubeaux,
Chief Executive Officer