Form 10-K
period 2008-12-31
CENTRACAN INC
filed 2009-05-11
CIK 1073101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐                                                                                    Accelerated filer  ☐

Non-accelerated filer    ☐                                                                                     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of December 31, 2007, was approximately $0.

The number of shares outstanding of the registrant's common stock as of December 31, 2008 was 392,457.

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

In February 1998, the Company entered into an Asset Purchase Agreement with Healthcare Management Company, Inc., a Nevada corporation (“HMC”), whereby a subsidiary of Centracan would acquire all the capital stock of two foreign subsidiaries of HMC: Impacto Internacional de Montes de OCA, S.A., a Costa Rican corporation that owned and operated a magnetic resonance imaging facility, and Centro Medico Los Angeles Centracan, S.A., a Costa Rican corporation that owned and operated a cancer center in Costa Rico. In September 2000, Centracan paid $50,000 to HMC to terminate the Asset Purchase Agreement, releasing all parties from their obligations.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.   Market For Registrant’s Common Equity, Related Stockholder Matters andIssuer Purchases of Equity Securities.

Market Information

               We currently have 392,457 shares of common stock issued and outstanding.  Although our common stock trades on the OTC Bulletin Board under the symbol CTCJ, no established market exists.  It is unlikely that a market will develop until the completion of a merger or acquisition.   There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Holders

As of March 31, 2009, there were approximately 37 holders of our common stock, excluding the holders of 12,546 shares held in street name.

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

Item 7.   Management’s Discussion and Analysis or Plan of Operation.

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

Results of Operation

We have not had any operating income since 1998.  As of December 31, 2008, we had an accumulated deficit of $336,553, comprised of costs mainly associated with administrative expenses.

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

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky.  Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous companies seeking the perceived benefits of a publicly registered corporation.  Such perceived benefits may include:

•	Providing increased liquidity for its existing principals and stockholders.
•	Facilitating or improving the terms by which additional equity financing may be sought.
•	Creating an "alternative currency" (i.e., publicly traded shares) that can be used for acquisitions.
•	Providing increased liquidity for incentive stock option plans or similar employee benefit plans in order to attract and retain key employees.
•	Providing an exit mechanism or retirement strategy for its owners.

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

We have, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets which going public through an initial public offering would provide.  There is, however, significant other benefits to going public through a merger or acquisition transaction with a blank check company such as ours, as opposed to an initial public offering, which management believes will make us attractive to a potential merger or acquisition candidate, such as:

•	The costs are significantly less than the costs required for an initial public offering.
•	The time required completing a merger or acquisition transaction with a blank check company is considerably less than for an initial public offering.
•
Additional risks are involved in an initial public offering in that the initial public offering may be withdrawn due to an unstable market condition even after most of the up-front costs have been expended.

•	Initial public offerings generally require greater attention from top management.
•
While an initial public offering requires a business to have a relatively long and stable earnings history, the lack of an earnings history does not normally keep a private company from completing a merger or acquisition transaction with a blank check company.

•	The private company does not require an underwriter.
•	There is less dilution of ownership control.

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

Evaluation of Acquisition Opportunities

We intend to request that we be provided with written materials regarding the private company, prior to considering a reverse merger/acquisition transaction with that company. We will request such items as:

•	a description of products, service and company history;
•	management resumes;
•	audited financial information;
•	available projections with related assumptions upon which they are based;
•	an explanation of proprietary products and services;
•	evidence of existing patents, trademarks or service marks or rights thereto;
•	present and proposed forms of compensation to management;
•	a description of transactions between the privately-held company and its affiliates during relevant prior periods;
•	a description of present and required facilities;
•	an analysis of risks and competitive conditions;
•	a financial plan of operation and estimated capital requirements; and
•	other information deemed relevant.

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

We intend to take into consideration the following factor when analyzing a company for its potential as a reverse merger/acquisition candidate:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;
•	Competitive position as compared to other companies of similar size and experience within the privately-held company's industry segment as well as within the industry as a whole;
•	Strength and diversity of management, either in place or scheduled for recruitment;
•
Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	The extent to which the business of the privately-held company can be advanced;
•	The regulatory environment within the privately-held company's industry;
•	The market performance of equity securities of similarly situated companies in the privately-held company's industry; and
•	Reputation of owners, principals and/or managers for complying with and not violating federal and/or state securities laws.

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

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 4, 2008, Seligson & Giannattasio, LLP (“Seligson”) resigned as our independent accountant.  The report of Seligson regarding our financial statements for the fiscal years ended December 31, 2006 and 2005 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements for the years ended December 31, 2006 and 2005 contained an explanatory paragraph in respect to uncertainty as to our ability to continue as a going concern. During the years ended December 31, 2006 and 2005 and during the period from the end of the most recently completed fiscal year through March 4, 2008, the date of resignation, there were no disagreements with Seligson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Seligson would have caused it to make reference to such disagreements in its reports.

We requested that Seligson furnish our company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if it does not agree, the respects in which it does not agree. A copy of such letter, dated March 6, 2008, is filed as Exhibit 16.1 to the Current Report on Form 8-K filed on March 11, 2008.

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

Item 9A(T).   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (“CFO”) and Chief Financial Officer (“CFO”)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed our internal control over financial reporting as of December 31, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management has concluded that we have material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of December 31, 2008.

We have no full-time employees, and minimal cash reserves

As a shell company, we do not have any full-time employees. Our directors and officers devote time to our affairs on an "as needed" basis, but less than 20 hours per month. We also have minimal cash reserves.  As a result, our ability to coordinate and timely review and file financial reports may not be adequate.

Independent Board of Directors or Audit Committee

We do not have an independent board of directors or audit committee to oversee our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 9A in this Report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position

Jerome Goubeaux	39	President and Director
Ken Roberts	70	Secretary and Director

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

Based solely on the Company's review of the copies of the forms received by it during the period ended December 31, 2008, the Company believes that Jerome Goubeaux, Ken Roberts, Robert Frome, MF Greenberg Trust, Michael Wainstein, Richard Talley, and Michael Freedman are delinquent in filing Forms 3.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2009, the number of shares of common stock beneficially owned by executive officers, directors and persons who hold 5% or more of our outstanding common stock.  Also included are the shares held by all executive officers and directors as a group.

Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)

Jerome Goubeaux 41 John Street New York, NY 10038	30,000	7.60%

Ken Roberts 7115 Boulevard East North Bergen, NJ 07047	30,000	7.60%

MF Greenberg Investment Trust Donald Greenberg, Trustee 1691 Michigan Ave., Suite 425 Miami Beach, FL 33139	1,070,035 (2)	78.00%

Robert L. Frome c/o Olshan Grundman Frome et al. 65 East 55th St. New York, NY 10022	982,394 (3)	71.60%

Michael Wainstein 120 Everit Avenue Hewlett, NY 11557	54,609	13.90%

Michael Freedman 11 Bayside Ave. Port Washington, NY 11050	50,000	12.70%

Richard Talley 800 Fifth Ave., Apt. 9E New York, NY 10021	40,218 (4)	10.20%

All officers and directors as a group (2 persons).	60,000	15.30%

Notes:

                1.           Applicable percentage ownership is based on 392,457 shares of common stock outstanding as of March 31, 2009. Unless otherwise indicated, the named party is believed to have sole investment and voting control of the shares set forth in the above table. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock they have the right to acquire within 60 days of March 31, 2009. When computing beneficial ownership percentages, shares of common stock that may be acquired within 60 days are considered outstanding for that holder only, not for any other holder.

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

4.           Includes 6,957 shares held by Talley & Company, Inc., of which Mr. Talley is President.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Moore & Associates, Chartered, our independent auditors, for the audit of our annual consolidated financial statements and reviews of quarterly financial statements for the years ended December 31, 2008 was approximately $3,500.

Audit-Related Fees

None

Tax Fees

None.

All Other Fees

None.

Audit Committee Policies and Procedures for Pre-Approval of Services

The board in lieu of a formal audit committee is in the process of formulating procedures for pre-approval of all audit, review, attest services, and non-audit services.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Financial Statements.   Complete financial statements are included following the signature page tothis Form 10-K.

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

CENTRACAN INCORPORATED

Date: May 7, 2009	By:	/s/ Jerome Goubeaux
Jerome Goubeaux
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerome Goubeaux	Chief Executive Officer and Director	May 7, 2009
Jerome Goubeaux

/s/ Ken Roberts	Chief Financial Officer and Director	May 7, 2009
Ken Roberts

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2008
AND 2007 AND  FOR THE PERIOD MARCH 21, 1997
(DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

CENTRACAN, INC.
(A Development Stage Company)

TABLE OF CONTENTS

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD MARCH 21, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

Report of Independent Public Accounting Firm	1

Balance sheets	2

Statements of operations	3

Statements of Stockholders’ Equity	4-5

Statements of cash flows	6-7

Notes to financial statements	8-17

MOORE & ASSOCIATES, CHARTERED
    ACCOUNTANTS AND ADVISORS PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors Centracan Inc.

We have audited the accompanying consolidated balance sheets of Centracan Inc. as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2008 and December 31, 2007 and from inception on March 21, 1997 through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centracan Inc. as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2008 and December 31, 2007 and from inception on March 21, 1997 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no established source of revenues, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered Las Vegas, Nevada
May 5, 2009

6490 West Desert Inn Road, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	DECEMBER 31,	DECEMBER 31,
	2008	2007

CURRENT ASSETS:

Cash	$103	$84

Total current assets	103	84

TOTAL ASSETS	$103	$84

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$103,100	$99,278
Accounts payable - related party	23,649	6,030
Notes payable - related party, indefault	24,409	24,409
Notes payable - related party	48,450	36,600

Total current liabilities	199,608	166,317

STOCKHOLDERS’ DEFICIT:

Preferred stock, par value $.0001 per share; 10,000,000 shares authorized; none issued and outstanding
at December 31, 2008 and December 31, 2007, respectively	--	--
Common stock, par value $.0001 per share; 50,000,000 shares
authorized; 392,457 shares issued and outstanding
at December 31, 2008 and December 31, 2007, respectively	40	40
Additional paid-in capital	137,008	137,008
Deficit accumulated during the development stage	(336,553)	(303,281)

Total stockholders’ deficit	(199,505)	(166,233)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$103	$84

The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,		FOR THE PERIOD MARCH 21, 1997 (DATE OF INCEPTION) TO
	2008	2007	December 31, 2008

DEVELOPMENT STAGE REVENUES	$0	$0	$24,728

DEVELOPMENT STAGE EXPENSES:

Accounting and Auditing	15,000	25,300	135,871
Advertising	0	0	30,560
Bank charges	260	200	1,190
Consulting fees	0	0	5,082
Legal fees	7,000	0	55,947
Licenses and taxes	200	200	2,782
Meals and entertainment	0	0	5,248
Miscellanous expenses	0	0	1,828
Office general	1,124	0	10,052
Payroll and commissions	0	0	14,430
Shareholder related services	250	0	3,085
Transfer agent fees	2,586	0	21,594
TOTAL DEVELOPMENT STAGE EXPENSES	26,420	25,700	287,669

LOSS FROM OPERATIONS	(26,420)	(25,700)	(262,941)

LOSS ON INVESTMENT - HEALTHCARE	0	0	(50,016)

INTEREST EXPENSE	(6851)	(5,539)	(23,596)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(33,271)	$(31,239)	$(336,553)

LOSS PER COMMON SHARE
Basic & diluted	$(0.08)	$(0.08)
Weighted-average number of common shares outstanding	392,457	392,457

The accompanying notes are an integral part of these financial statements.

CENTRCAN INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING THE
			PAID-IN	SUBSCRIPTION	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	STAGE	TOTAL
Balance, March 21, 1997 (date of inception)	-	-	-	-	-	-

Common stock issued to founders of the Company	400,000	40	-	-	-	40

Shares issued in private offering $.04 per share - 3/27/1997	625,000	62	24,938	-	-	25,000

Shares issued in private offering $.07 per share - 3/31/1997	357,142	36	24,964	-	-	25,000

Shares issued for consulting services	20,000	2	-	-	-	2

Shares canceled for an investor	(200,000)	(20)	-	-	-	(20)

25 to 1 reverse stock split	(1,154,056)	(115)	115	-	-	-

Loss during development stage for the year ended December 31, 1997	-	-	-	-	(58,127)	(58,127)

Balance, December 31, 1997	48,086	5	50,017	-	(58,127)	(8,105)

Shares issued in Asset Purchase Agreement to Healthcare Merger Company	12,200,000	1,220	-	-	-	1,220

Shares issued for consulting services - 1/31/1998	1,351,914	135	30,415	-	-	30,550

Loss during development stage for the year ended December 31, 1998	-	-	-	-	(23,029)	(23,029)

Balance, December 31, 1998	13,600,000	1,360	80,432	-	(81,156)	636

Loss during development stage for the year ended December 31, 1999	-	-	-	-	(54)	(54)

Balance, December 31, 1999	13,600,000	1,360	80,432	-	(81,210)	582

Termination of Asset Purchase Agreement to Healthcare Merger Company	(12,200,000)	(1,220)	-	-	-	(1,220)

Shares issued for payment made in Healthcare Merger Company termination	4,000,000	400	49,600	-	-	50,000

Shares issued for consulting services	300,000	30	3,051	-	-	3,081

Shares issued to Richard Tally for termination of Healthcare Merger Company agreement	160,000	16	1,984	-	-	2,000

Shares cancelled for Sean O'Connor	(53,500)	(5)	-	-	-	(5)

Loss during development stage for the year ended December 31, 2000	-	-	-	-	(57,848)	(57,848)

Balance, December 31, 2000	5,806,500	581	135,067	-	(139,058)	(3,410)

The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)

					DEFICIT
					ACCUMULATED
	COMMON STOCK		ADDITIONAL	STOCK	DURING THE
			PAID-IN	SUBSCRIPTION	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	STAGE	TOTAL

Loss during development stage for the year
ended December 31, 2001	-	-	-	-	(54)	(54)

Balance, December 31, 2001	5,806,500	581	135,067	-	(139,112)	(3,464)

Loss during development stage for the year
ended December 31, 2002	-	-	-	-	(53)	(53)

Balance, December 31, 2002	5,806,500	581	135,067	-	(139,165)	(3,517)

Reverse stock split 23-1	(5,554,043)	(555)	555	-	-	-

Loss during development stage for the year
ended December 31, 2003	-	-	-	-	(18,020)	(18,020)

Balance, December 31, 2003	252,457	26	135,622	-	(157,185)	(21,537)
Issuance of common stock	90,000	9	891	(900)	-	-
Issuance of common stock	50,000	5	495	-	-	500

Loss during development stage for the year
ended December 31, 2004	-	-	-	-	(34,253)	(34,253)

Balance, December 31, 2004	392,457	40	137,008	(900)	(191,438)	(55,290)

Stock subscriptions received	-	-	-	900	-	900

Loss during development stage for the year
ended December 31, 2005	-	-	-		(32,443)	(32,443)

Balance, December 31, 2005	392,457	40	137,008	-	(223,881)	(86,833)

Loss during development stage for the year
ended December 31, 2006	-	-	-		(48,162)	(48,162)

Balance, December 31, 2006	392,457	40	137,008	-	(272,043)	(134,995)

Loss during development stage for the year
ended December 31, 2007					(31,239)	(31,239)

Balance, December 31, 2007	392,457	40	137,008	-	(303,282)	(166,234)

Loss during development stage for the year					0	0
ended December 31, 2008					(33,271)	(33,271)

Balance, December 31, 2008	392,457	40	137,008	-	(336,553)	(199,505)

The accompanying notes are an integral part of these financial statements.

CENRATCAN INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	DECEMBER 31,		FOR THE PERIOD MARCH 21, 1997 (DATE OF INCEPTION) TO
OPERATING ACTIVITIES	2008	2007	DECEMBER 31, 2008

Net loss	$(33,271)	$(31,239)	$(336,553)

Adjustment to reconcile net loss to net cash
used by operations
Shares issued for consulting services	0	0	36,148
Shares issued for termination of HMC	0	0	50,000

Changes in assets and liabilities
Increase in accounts payable and accrued expenses	3,822	8,726	103,100
Increase in accounts payable and accrued expenses
related party	17,618	3,113	23,649

Net cash used by operating activities	(11,831)	(19,400)	(123,656)

FINANCING ACTIVITES
Proceeds from promissory notes	11,850	17,000	72,859
Proceeds from issuance of common stock	0	0	50,900

Net cash provided by financing activites	11,850	17,000	123,759

CHANGE IN CASH	19	(2,400)	103

CASH, BEGINNING OF PERIOD	84	2,484	0

CASH, END OF PERIOD	$103	$84	$103

The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (continued)

	DECEMBER 31,		FOR THE PERIOD MARCH 21, 1997 (DATE OF INCEPTION) TO
	2008	2007	DECEMBER 31, 2008

Supplemental cash flow information:
Interest paid	$0	0	$0
Income taxes paid	$0	0	$0

Noncash investing and financing activities:
Shares issued to founder for consulting services	$0	0	$81
Shares issued for legal services rendered	$0	0	$500

The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

DESCRIPTION OF BUSINESS

Centracan, Inc,  ("the Company") was incorporated on March 21, 1997 pursuant to the laws of the State of Florida under the name of Premier Supplements, Corp. On May 15, 1998 the Company changed its name to Centracan, Inc. The Company's operations have been devoted primarily to structuring and positioning itself to take advantage of opportunities available in the pharmaceutical industry. The Company intends to grow through internal development, strategic alliances and acquisitions of existing business. The Company is a development stage company and has had limited activity.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, development stage losses from March 21, 1997 (inception) to December 31, 2008 aggregated $336,553 and raise substantial doubt about the Company's ability to continue as a going concern. The Company's cash flow requirements during this period have been met by contributions of capital and debt financing. Management's plans include the potential development of its own business or merging with an operating company. The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate. Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reporting period. Accordingly, actual results could differ from those estimates.

CENTRACAN, INC.
( DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

CARRYING VALUES

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment. Whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable, the Company will reduce the carrying value of the assets and charge operations in the period the impairment occurs.

ADVERTISING

The Company's policy for reporting advertising expenditures is to expense them as they are incurred. There were no advertising costs during the years ended December 31, 2008 and 2007. Advertising costs since inception have totaled $30,560.

INCOME TAXES

The Company utilizes Statement of Financial Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in consolidated financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years for differences between the tax basis of assets and liabilities and their financial reporting amounts at the end of each period based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The accompanying consolidated financial statements have no provisions for deferred tax assets or liabilities.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NET LOSS PER SHARE

The Company has adopted SFAS No. 128 "Earnings Per Share". Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed in a manner similar to the basic loss per share, except that the weighted-average number of shares outstanding is increased to include all common shares, including those with the potential to be issued by virtue of warrants, options, convertible debt and other such convertible instruments. Diluted earnings per share contemplates a complete conversion to common shares of all convertible instruments only if they are dilutive in nature with regards to earnings per share. Since the Company has incurred net losses for all periods, and since there are no convertible instruments, basic loss per share and diluted loss per share are the same.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires the disclosure of the fair value of financial instruments. The Company's management, using available market information and other valuation methods, has determined the estimated fair value amounts. However, considerable judgment is required to interpret market data in developing estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

STOCK COMPENSATION

Stock based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock and is amortized over the vesting period.

The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires the company to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 by one year for non-financial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted all required portions of SFAS No. 157 effective November 1,2008. The adoption of SFAS No. 157 did not have a material effect on the Company's results of operations, financial position or cash flows. The portions of SFAS No. 157 that were delayed by FSP FAS 157-2 will be adopted by the Company at the beginning of fiscal 2010 and the Company is currently in the process of evaluating the effect such adoption will have on its results of operations, financial position and cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value, and report unrealized gains and losses on items for which the fair value option has been elected in earnings. The Company adopted SFAS No. 159 effective November 1, 2008 and has not elected to measure any financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. Accordingly, the adoption of SFAS No. 159 did not impact the Company's results of operations, financial position or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 became effective November 15, 2008. The adoption of SFAS No. 162 did not have a material effect on the Company's results of operations, financial position or cash flows.

 In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) is a revision of SFAS    No.141 and retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (formerly the "purchase accounting" method) be used for all business combinations and for an acquirer to be identified for each business combination. However, SFAS No. 141(R) changes the approach of applying the acquisition method in a number of significant areas, including that acquisition costs will

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No.141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008, or in fiscal 2010 for the Company. The Company is currently in the process of evaluating the effect the adoption of SFAS No. 141(R) will have on its results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." This statement requires the recognition of a non-controlling interest (previously referred to as minority interest) as a separate component within equity in the consolidated balance sheet. It also requires the amount of consolidated net income attributable to the parent and the non-controlling interest be clearly identified and presented within the consolidated statement of operations. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, or in fiscal 2010 for the Company. The Company is currently in the process of evaluating the effect the adoption of SFAS No. 160 will have on its results of operations, financial position and cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." SFAS No. 161 expands the disclosure requirements in SFAS No. 133 about an entity's derivative instruments and hedging activities. It requires enhanced disclosures about (i) how and why an entity uses derivative instruments; (ii)how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, or in the second quarter of fiscal 2009 for The Company. The Company is currently in the process of evaluating the effect the adoption of SFAS No. 161 will have on its financial statement disclosures.

At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. The cumulative-effect adjustment should be disclosed gross (that is, aggregating gain positions separate from loss positions) determined on an instrument-by-instrument basis. Prior periods should not be restated.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company does not believe there will be any effect on the financial statements upon adopting FASB No. 155. In March 2006, the FASB issued FASB Statement No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140" (FASB Statement No. 156"). FASB No. 156 amends FASB Statement generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed.

No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. FASB No. 156 is effective for years beginning after September 15, 2006. The Company does not believe FASB No. 156 will have a material effect on the Company's financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FASB No. 157"). FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is currently reviewing the potential effect of this statement on its financial statements. Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

3. INCOME TAXES

No provisions for income taxes have been made because the Company has sustained cumulative losses since the commencement of operations. At December 31, 2008 and December 31, 2007, the Company had net operating loss carryforwards ("NOL's") of $336,553 and $303,281 respectively, which will be available to reduce future taxable income which will expire through 2028.

In accordance with SFAS No. 109 the Company has computed the components or deferred income taxes as follows.

	December 31,	December 31,
	2008	2007

Deferred tax assets	$132,938	$119,796
Valuation allowance	(132,938)	(119,796)

Deferred tax asset, net	$-	$-

At December 31, 2008 and December 31, 2007, a full valuation allowance has been provided as realization of the deferred tax benefit is not likely.

The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended December 31, 2008 and December 31, 2007,

Principally due to the following

U.S. statutory tax rate	34%
State and local taxes	5.5
Valuation allowance	-39.5

Effective rate	0%

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2008 and December 31, 2007 consisted of the following:

	December 31,	December 31,
	2008	2007

Professional fees	$102,118	$85,368
Accrued interest	23,649	16,744
Other	982	13,910

Total accounts payable and accrued expenses	$126,749	$105,308

5. NOTE PAYABLE - RELATED PARTY

As of December 31, 2008 and 2007, the Company executed notes aggregating a total of $72,859 an $61,009, respectfully. These notes include short-term borrowings of $24,409, with maturities of less then one year and demand borrowings of $48,450and $36,600, respectively, all with an interest rates of 10%. These notes are convertible into shares of common stock at any time at the conversion rate of $.01 per share. The value of the conversion feature was not considered material.

6. STOCKHOLDERS' EQUITY

On March 27, 1997 the Company issued 400,000 common shares to its co-founders in consideration for services rendered in formation of the company valued at $40. On October 8, 1997, 200,000 of these shares were canceled.

On March 27, 1997 the Company issued 625,000 common shares in a stock offering at $.04 per share. The shares were issued in accordance with the exemption from registration provide by Rule 506 of Regulation D promulgated under the Securities Act of 1933.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

On March 31, 1997 the Company issued 357,142 common shares in a stock offering at $.07 per share. The shares were issued in accordance with the exemption from registration provide by Rule 506 of Regulation D promulgated under the Securities Act of 1933.

On September 18, 1997, the Company issued 20,000 shares to an individual for consulting services valued at $2.

On November 17, 1997, the Company effected a 25-to-1 reverse stock split for each share of common stock then outstanding. The number of shares issued on that date, after giving effect to the reverse stock split was 48,086 (1,202,142 shares issued before the reverse split). The effects of the reverse split have been retroactively reflected as of March 21, 1997 (date of inception) in the balance sheet and statement of changes in stockholders' equity.

On February 1, 1998, Centracan entered into a definitive Asset Purchase Agreement to acquire the existing net assets of Healthcare Merger Company, Inc. (HMC) in exchange for 12,200,000 shares of Centracan's common stock valued at $1,220.

On March 13, 1998 the Company did a private offering to eleven individuals in which each shareholder paid approximately $.023 per share for a total of 1,351,914 shares valued at $30,550.

On January 18, 2000 Centracan terminated its agreement with HMC in which the Company gave back the net assets of HMC in return for the 12,200,000 shares issued valued at $1,220.

On September 28, 2000 the Company issued 4,000,000 shares to three individuals in exchange for $50,000 given to HMC to terminate the Asset Purchase Agreement. The Company also issued 300,000 shares in exchange for consulting services (53,500 of the shares were canceled on October 19, 2000) valued at $3,081 to four individuals and 160,000 shares to Talley & Company valued at $2,000.

On July 29, 2003, the Company effected a 23-to-1 reverse stock split for each share of common stock then outstanding. The number of shares issued on that date, after giving effect to the reverse stock split was 252,457 (5,806,500 shares issued before the reverse split). The effects of the reverse split have been retroactively reflected as of March 21, 1997 (date of inception) in the balance sheet and statement of changes in stockholders' equity.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

On December 1, 2004, as a result of the Share Purchase Agreement (the Purchase Agreement) entered into between the Company and Ken Roberts, Richard Talley and Jerome Goubeaux (the Individuals). The individuals purchased 90,000 shares of common stock of the Company for an aggregate consideration of $900 to be paid in the form of a non-recourse promissory note. The promissory note is in the principal amount of $900. Such note is secured by the 90,000 shares of the Company's common stock. The note is reflected in the financial statements as a stock subscription receivable as of December 31, 2004. The note was paid in full on January 14, 2005.

On December 20, 2004, the Company issued 50,000 shares to an individual for legal services valued at $.01 per share.

7. RELATED PARTY TRANSACTIONS

Between December 31, 1997 and the year ended December 31, 2006, the Company executed promissory notes aggregating a total of $24,409 to Atlas Equity Group, Inc. Michael Farkas was a major shareholder in the Company and is the beneficial owner of Atlas Equity Group, Inc. The promissory notes bear interest of 10% per annum. On December 22, 2005, the promissory notes aggregating a total of $24,429 were sold to MF Greenberg Investment Trust. All other terms of the promissory notes remain the same.

In January 2005, the Company executed one promissory note for $9,800 to Atlas Equity Group, Inc. of which Michael Farkas, who was a majority shareholder of the Company is a beneficial owner. On December 22, 2005, the promissory notes aggregating a total of $9,800 were sold to MF Greenberg Investment Trust. All other terms of the promissory notes remain the same

In February 2001, Hanover Capital Corp. paid operating expenses on behalf of the Company totaling $2,718 of which is still owed as of December 31, 2006 and 2005. Robert Frome, a shareholder of the Company is the beneficial owner of Hanover Capital Corp.

In January 2005, the Company executed one promissory note for $9,800 to Robert Frome, a shareholder of the Company.