Form 10-Q
period 2009-03-31
CENTRACAN INC
filed 2009-05-14
CIK 1073101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).Yes [X] No [  ]

As of March 31, 2009, there were 392,457 shares of common stock outstanding.

CENTRACAN INCORPORATED
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

PART I

Item 1.   Financial Statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
FINANCIAL STATEMENTS AS OF MARCH 31, 2009 AND
DECEMBER 31, 2008 AND FOR THE THREE MONTHS ENDED
MARCH 31, 2009 AND 2008 AND FOR THE PERIOD MARCH 21, 1997
(DATE OF INCEPTION) THROUGH MARCH 31, 2009

CENTRACAN, INC.
(A Development Stage Company)

TABLE OF CONTENTS

FINANCIAL STATEMENTS AS OF MARCH 31, 2009 AND DECEMBER 31, 2008 AND FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD MARCH 21, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2009

Balance sheet	1

Statements of operations	2

Statements of cash flows	3-4

Notes to financial statements	5-6

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	UNAUDITED
ASSETS	MARCH 31,	DECEMBER 31,
	2009	2008

CURRENT ASSETS:

Cash	$28	$103

Total current assets	28	103

TOTAL ASSETS	$28	$103

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$106,400	$103,100
Accounts payable - related party	25,470	23,649
Notes payable - related party, in default	24,409	24,409
Notes payable - related party	48,450	48,450

Total current liabilities	204,729	199,608

STOCKHOLDERS’ DEFICIENCY:

Preferred stock, par value $.0001 per share; 10,000,000 shares
authorized; none issued and outstanding	--	--
as of March 31, 2009 and December 31, 2008, respectively
Common stock, par value $.0001 per share; 50,000,000 shares
authorized; 392,457 shares issued and outstanding	40	40
as of March 31, 2009 and December 31, 2008, respectively
Additional paid-in capital	137,008	137,008
Deficit accumulated during the development stage	(341,749)	(336,553)

Total stockholders’ deficiency	(204,701)	(199,505)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$28	$103

The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			FOR THE PERIOD
			MARCH 21, 1997
	THREE MONTHS ENDED MARCH 31,		(DATE OF INCEPTION) TO
	2009	2008	MARCH 31, 2009

DEVELOPMENT STAGE REVENUES	$0	$0	$24,728

DEVELOPMENT STAGE EXPENSES:

Accounting and Auditing	3,100	1,500	138,971
Advertising	0	0	30,560
Bank charges	75	75	1,265
Consulting fees	0	0	5,082
Legal fees	0	0	55,947
Licenses and taxes	0	200	2,782
Meals and entertainment	0	0	5,248
Miscellanous expenses	0	0	1,828
Office general	0	0	10,052
Payroll and commissions	0	0	14,430
Shareholder related services (EDGAR )	0	1,424	3,085
Transfer agent fees	200	888	21,794
TOTAL DEVELOPMENT STAGE EXPENSES	3,375	4,087	291,044

LOSS FROM OPERATIONS	(3,375)	(4,087)	(266,316)

LOSS ON INVESTMENT - HEALTHCARE	0	0	(50,016)

INTEREST EXPENSE	(1,821)	(1,553)	(25,417)

NET LOSS	$(5,196)	$(5,640)	$(341,749)

LOSS PER COMMON SHARE
Basic & diluted	$(0.01)	$(0.01)
Weighted-average number of common
shares outstanding	392,457	392,457

The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	UNAUDITED		FOR THE PERIOD
	THREE MONTHS ENDED		MARCH 21, 1997
	MARCH 31,		(DATE OF INCEPTION)
OPERATING ACTIVITIES	2009	2008	TO MARCH 31, 2009

Net loss	$(5,196)	$(5,340)	$(341,749)

Adjustment to reconcile net loss to net cash
used by operations
Shares issued for consulting services	0	0	36,148
Shares issued for termination of HMC	0	0	50,000

Changes in assets and liabilities
Increase in accounts payable and accrued expenses	3,300	2,962	106,400
Increase in accounts payable and accrued expenses
- related party	1,821	1,553	25,470

Net cash used by operating activities	(75)	(825)	(123,731)

FINANCING ACTIVITES
Proceeds from promissory notes	0	750	72,859
Proceeds from issuance of common stock	0	0	50,900

Net cash provided by financing activites	0	750	123,759

INCREASE IN CASH	(75)	(75)	28

CASH, BEGINNING OF PERIOD	103	84	0

CASH, END OF PERIOD	$28	$9	$28

The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS (continued)

			FOR THE PERIOD
	UNAUDITED		MARCH 21, 1997
	THREE MONTHS ENDED		(DATE OF INCEPTION)
	MARCH 31,		TO
	2009	2008	MARCH 31, 2009

Supplemental cash flow information:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

Noncash investing and financing activities:
Shares issued to founder for consulting services	$0	$0	$81
Shares issued for legal services rendered	$0	$0	$500

The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION

Interim Financial Information - The unaudited condensed financial statements  have  been       prepared  by the  Company  pursuant  to the  rules  and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments  (consisting of normal  recurring  accruals and adjustments)  which are,  in the  opinion  of  management,  necessary  to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The condensed financial statements should be read in conjunction with the description of business and management’s plan of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2008.  The results of operations for the  three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any future period.  In the opinion of management, the accompanying financial statements of Centracan, Inc., contains all adjustments necessary to present fairly the Company’s financial position as of March 31, 2009 and December 31, 2008, the statements of operations for the  three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2008.

DESCRIPTION OF BUSINESS

Premier Supplements, Corp. (“the Company”) was incorporated on March 21, 1997 under the laws of the State of Florida.  On May 15, 1998 the Company changed its name to Centracan, Inc.  The Company’s operations have been devoted primarily to structuring and positioning itself to take advantage of opportunities available in the pharmaceutical industry.  The Company intends to grow through internal development, strategic alliances and acquisitions of existing business. The Company is a development stage company and has had limited activity.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal    course of business.  As reflected in the financial statements, development stage losses from

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

March 21, 1997 (inception) to March 31, 2009 aggregated $341,749 and raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing.  Management’s plans include the potential development of its own business or merging with an operating company.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company can not determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
Accrued expenses, primarily professional fees	106,400	103,100
Account payable – to related parties	$25,470	$23,649
Total accounts payable and accrued expenses	$131,870	$126,749

3.	NOTE PAYABLE – RELATED PARTY

Through March 31, 2009, the Company executed notes aggregating a total of $72,859, which bear interest of 10% per annum.. These notes are convertible into shares of common stock at any time at the conversion rate of $.01 per share.  The value of the conversion feature was not considered material.  A note payable in the amount of $24,409, became due January 1, 2007 and accordingly is in default, but otherwise is similar to all other notes that are due on demand.

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

PERIOD FROM MARCH 21, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2009

Our cumulative net losses since the inception is attributable to the fact that we have received only $24,728 in revenue from operations to offset our business development expenses.

Losses from operations since inception have amounted to $341,749, primarily consisting of accounting, legal and transfer agent fees.

THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

Development stage expenses and interest expense during the three months ended March 31, 2009 was $5,196 as compared to $5,349 for the period ended March 31, 2008..

Expenses for the three months ended March 31, 2009 was primarily accounting ($3,100) and interest on note payables ($1,821).

Expenses for the three months ended March 31, 2008 were primarily accounting ($1,500) and interest on note payables ($1,553).

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

For the three months ended March 31, 2009, we incurred a net loss of $5,196.  Our accumulated deficit since inception is $341,749.  Such accumulated losses have resulted primarily from costs related to various professional fees.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 3.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the"Exchange Act"), the Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Based upon that evaluation, the CEO and Principal Financial Officer concluded that the Company's disclosure controls and procedures to be ineffective as of the end of the period covered by this report.

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

CENTRACAN INCORPORATED

Dated: May 14, 2009	By:	/s/ Jerome Goubeaux
Jerome Goubeaux
Chief Executive Officer