Form 10-Q
period 2009-06-30
CENTRACAN INC
filed 2009-08-19
CIK 1073101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of June 30, 2009, there were 392,457 shares of common stock outstanding.

CENTRACAN INCORPORATED
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 3009

TABLE OF CONTENTS

PART I

Item 1.   Financial Statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS

FINANCIAL STATEMENTS AS OF JUNE 30, 2009 AND
DECEMBER 31, 2008 AND FOR THE SIX MONTHS ENDED
JUNE 30, 2009 AND 2008 AND FOR THE PERIOD MARCH 21, 1997
(DATE OF INCEPTION) THROUGH JUNE 30, 2009

CENTRACAN, INC.
(A Development Stage Company)

TABLE OF CONTENTS

FINANCIAL STATEMENTS AS OF JUNE 30, 2009 AND DECEMBER 31, 2008 AND FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 AND FOR THE PERIOD MARCH 21, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2009

Balance sheet	1

Statements of operations	2

Statements of cash flows	3-4

Notes to financial statements	5-6

i

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	UNAUDITED
ASSETS	JUNE 30,	DECEMBER 31,
	2009	2008

CURRENT ASSETS:

Cash	$(47)	$103

Total current assets	(47)	103

TOTAL ASSETS	$(47)	$103

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$106,400	$103,100
Accounts payable - related party	25,470	23,649
Notes payable - related party, in default	24,409	24,409
Notes payable - related party	48,450	48,450

Total current liabilities	204,729	199,608

STOCKHOLDERS’ DEFICIENCY:

Preferred stock, par value $.0001 per share; 10,000,000 shares
authorized; none issued and outstanding	--	--
as of March 31, 2009 and December 31, 2008, respectively
Common stock, par value $.0001 per share; 50,000,000 shares
authorized; 392,457 shares issued and outstanding	40	40
as of March 31, 2009 and December 31, 2008, respectively
Additional paid-in capital	137,008	137,008
Deficit accumulated during the development stage	(341,749)	(336,553)

Total stockholders’ deficiency	(204,701)	(199,505)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$28	$103

The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	SIX MONTHS ENDED		FOR THE PERIOD
	JUNE 30,		MARCH 21, 1997
			(DATE OF INCEPTION) TO
	2009	2008	June 30, 2009

DEVELOPMENT STAGE REVENUES	$0	$0	$24,728

DEVELOPMENT STAGE EXPENSES:

Accounting and Auditing	6,000	6,500	138,971
Advertising	0	0	30,560
Bank charges	150	185	1,265
Consulting fees	0	0	5,082
Legal fees	2,000	5,000	55,947
Licenses and taxes	200	200	2,782
Meals and entertainment	0	0	5,248
Miscellaneous expenses	0	0	1,828
Office general	0	1,124	10,052
Payroll and commissions	0	0	14,430
Shareholder related services (EDGAR )	3600	0	3,085
Transfer agent fees	400	2,387	21,794
TOTAL DEVELOPMENT STAGE EXPENSES	12,350	15,396	291,044

LOSS FROM OPERATIONS	(12,350)	(15,396)	(266,316)

LOSS ON INVESTMENT - HEALTHCARE	0	0	(50,016)

INTEREST EXPENSE	(1,859)	(3,189)	(25,417)

NET LOSS	$(14,209)	$(18,585)	$(341,749)

LOSS PER COMMON SHARE
Basic & diluted	$(0.04)	$(0.05)
Weighted-average number of common
shares outstanding	392,457	392,457

The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
	UNAUDITED		FOR THE PERIOD
	THREE MONTHS ENDED		MARCH 21, 1997
	JUNE 30,		(DATE OF INCEPTION)
OPERATING ACTIVITIES	2009	2008	TO JUNE 30, 2009

Net loss	$(14,209)	$(18,585)	$(341,749)

Adjustment to reconcile net loss to net cash
used by operations
Shares issued for consulting services	0	0	36,148
Shares issued for termination of HMC	0	0	50,000

Changes in assets and liabilities
Increase in accounts payable and accrued expenses	3,300	(4,254)	106,400
Increase in accounts payable and accrued expenses
- related party	1,821	13,905	25,470

Net cash used by operating activities	(9,088)	(8,934)	(123,731)

FINANCING ACTIVITES
Proceeds from promissory notes	0	8,850	72,859
Proceeds from issuance of common stock	0	0	50,900

Net cash provided by financing activites	0	8,850	123,759

INCREASE IN CASH	(9,088)	(84)	28

CASH, BEGINNING OF PERIOD	103	84	0

CASH, END OF PERIOD	$(8,985)	$0	$28

The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS (continued)

			FOR THE PERIOD
	UNAUDITED		MARCH 21, 1997
	THREE MONTHS ENDED		(DATE OF INCEPTION)
	JUNE 30,		TO
	2009	2008	June 30, 2009

Supplemental cash flow information:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

Noncash investing and financing activities:
Shares issued to founder for consulting services	$0	$0	$81
Shares issued for legal services rendered	$0	$0	$500

The accompanying notes are an integral part of these financial statements.

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION

Interim Financial Information - The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The condensed financial statements should be read in conjunction with the description of business and management’s plan of operations, contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2008. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any future period. In the opinion of management, the accompanying financial statements of Centracan, Inc., contains all adjustments necessary to present fairly the Company’s financial position as of June 30, 2009 and December 31, 2008, the statements of operations for the six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008.

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

CENTRACAN, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

March 21, 1997 (inception) to June 30, 2009 aggregated $341,749 and raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s cash flow requirements during this period have been met by contributions of capital and debt financing.  Management’s plans include the potential development of its own business or merging with an operating company.  The Company anticipates that financing will be required until such time that the Company has been able to develop its own business or find an appropriate merger candidate.  Currently, the Company cannot determine when either will occur and as such the Company will need to obtain financing to cover its costs for the foreseeable future.  No assurance can be given that these sources of financing will continue to be available.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
Accrued expenses, primarily professional fees	$106,400	$103,100
Account payable – to related parties	25,470	23,649
Total accounts payable and accrued expenses	$131,870	$126,749

3.	NOTE PAYABLE – RELATED PARTY

Through June 30, 2009, the Company executed notes aggregating a total of $87,468, which bear interest of 10% per annum.. These notes are convertible into shares of common stock at any time at the conversion rate of $.01 per share.  The value of the conversion feature was not considered material.  A note payable in the amount of $24,409, became due January 1, 2007 and accordingly is in default, but otherwise is similar to all other notes that are due on demand.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Rsults of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of perations and financial condition. The discussion should be read along with our financial statements and notes thereto. Centracan, Inc. is a development stage company. Because the Company has not generated any revenue, it intends to report its plan of operation below.

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

PERIOD FROM MARCH 21, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2009

Our cumulative net losses since the inception is attributable to the fact that we have received only $24,728 in revenue from operations to offset our business development expenses.

Losses from operations since inception have amounted to $341,749, primarily consisting of accounting, legal and transfer agent fees.

SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

Development stage expenses and interest expense during the three months ended June 30, 2009 was $5,196 as compared to $5,349 for the period ended June 30, 2008..

Expenses for the six months ended June 30, 2009 was primarily accounting ($3,100) and interest on note payables ($1,821).

Expenses for the six months ended June 30, 2008 were primarily accounting ($1,500) and interest on note payables ($1,553).

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

For the Six months ended June 30, 2009, we incurred a net loss of $14,209.  Our accumulated deficit since inception is $341,749.  Such accumulated losses have resulted primarily from costs related to various professional fees.

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

CENTRACAN INCORPORATED

Dated: August 13, 2009	By:	/s/ Jerome Goubeaux
Jerome Goubeaux
Chief Executive Officer