Form 10-Q
period 2009-09-30
CENTRACAN INC
filed 2009-11-23
CIK 1073101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File No. 000-52910

  CENTRACAN INCORPORATED
(Name of Small Business Issuer in Its Charter)

Florida	65-0736042
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Olshan Grundman Frome et al. 65 East 55thStreet, New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code:   (212) 451-2254

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).Yes ☒ No ☐
As of September 30, 2009, there were 392,457 shares of common stock outstanding.

CENTRACAN INCORPORATED

FORM 10-Q
September 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

ITEM 1. Financial Information

CENTRACAN INCORPORATED
September 30, 2009 and 2008

CENTRACAN INCORPORATED
Balance Sheets

ASSETS
	September 30, 2009 (Unaudited)	December 31, 2008
Current Assets:
Cash	$-	$103

Total current assets	-	103
TOTAL ASSETS	$-	$103

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$112,618	$103,100
Accounts payable – related party	29,273	23,649
Notes payable – related party	72,859	72,859
Total Current Liabilities	214,750	199,608
Stockholders' Deficit:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 50,000,000 shares authorized; 392,457 shares issued and outstanding	40	40
Additional paid-in capital	137,008	137,008
Deficit accumulated during the development stage	(351,798)	(336,553)
Total Stockholders’ Deficit	(214,750)	(199,505)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$103

See accompanying notes to the financial statements.

CENTRACAN INCORPORATED
Statements of Operations
 (Unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008

Revenues	$-	$-

Operating expenses:

Professional fees	(11,125)	3,500
General and administrative	600	75

Total operating expenses	(10,525)	3,575

Income (loss) from operations	10,525	(3,575)

Other income (expense):

Interest expense	(1,862)	(1,836)

Total other income (expense)	(1,862)	(1,836)

Income (loss) before income taxes	8,663	5,411

Income tax provision	-	-

Net income (loss)	$8,663	$(5,411)

Net income (loss) per common share – basic and diluted	$0.02	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	392,457	392,457

See accompanying notes to the financial statements.

CENTRACAN INCORPORATED
Statements of Operations
(Unaudited)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
Revenues	$-	$-

Operating expenses:
Professional fees	11,010	15,000
General and administrative	(1,290)	3,972

Total operating expenses	9,720	18,972

Loss from operations	(9,720)	(18,972)

Other income (expense):
Loss on investment - healthcare	-	-
Interest expense	(5,525)	(5,025)

Total other income (expense)	(5,525)	(5,025)

Loss before income taxes	(15,245)	(23,997)

Income tax provision	-	-

Net loss	$(15,245)	$(23,997)

Net loss per common share - basic and diluted	$(0.04)	$(0.06)
Weighted average number of common shares outstanding – basic and diluted	392,457	392,457

See accompanying notes to financial statements.

CENTRACAN INCORPORATED
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,245)	$(23,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for consulting services	-	-
Shares used for termination of HMC	-	-
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	9,518	(730)
Increase in accounts payable and accrued expenses – related party	5,624	15,793
Net Cash Used in Operating Activities	(103)	(8,934)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes	-	8,850
Sale of common stock	-	-
Net Cash Provided By Financing Activities	-	8,850

NET CHANGE IN CASH	(103)	(84)

CASH AT BEGINNING OF PERIOD	103	84
CASH AT END OF PERIOD	$-	$-

See accompanying notes to financial statements.

CENTRACAN INCORPORATED

September 30, 2009 and 2008
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION

Premier Supplements Corp. was incorporated on March 21, 1997, under the laws of the State of Florida.  From March 21, 1997 (inception) through December 31, 1997, Premier Supplements Corp. engaged in the distribution of vitamin and health products.   On November 13, 2007, Centracan filed a Form 10-SB with the Securities and Exchange Commission registering its common stock under Section 12 of the Securities Exchange Act of 1934.

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

On May 15, 1998, Premier Supplements Corp. changed its name to CentraCan Incorporated (“CentraCan” or the “Company”).  Since 1998, the Company has not engaged in any business operations and has no business plan other than to acquire an operating company.  As a result, the Company is a “shell” or “blank check” company, whose sole purpose is to locate and consummate a merger or acquisition with a private entity..

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on May 11, 2009.

RECLASSIFICATION

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

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

CASH AND CASH EQUIVALENTS

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

 FAIR VALUE OF FINANCIAL INSTRUMENTS

U.S. GAAP for fair value measurements establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, loan payable – related party and notes payable – related party approximates their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2009 or 2008.

INCOME TAXES

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2009 or 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Commencing with its annual report for the fiscal year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.                    GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is currently inactive. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $351,797 at September 30, 2009, a net loss of $15,245 and net cash used in operations of $103 for the interim period ended September 30, 2009, respectively.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.                    NOTES PAYABLE – RELATED PARTY

Through September 30, 2009, the Company executed notes to a related party aggregating a total of $72,859 which bear interest of 10% per annum. These notes are convertible into shares of common stock at any time at the conversion rate of $.01 per share.  The value of the conversion feature was not considered material.

5.                    SUBSEQUENT EVENTS

Management has evaluated all events that occurred after the balance sheet date of September 30, 2009 through November 18, 2009, the date when these financial statements were issued to determine if they must be reported. The Management of the Company has determined that there were no reportable subsequent events to be disclosed.

Item 2.  Management’s Discussion and Analysis or plan of Operation

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read along with our financial statements and notes thereto. CentraCan Incorporated is a development stage company. Because the Company has only generated minimal revenues, it intends to report its plan of operation below.

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

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008
Development stage losses during the nine months ended September 30, 2009 were $15,245 as compared to $23,997 for the period ended September 30, 2008.

Expenses for the nine months ended September 30, 2009 were primarily accounting ($5050 credit), legal $16,060, and interest on note payables $5,525.

Expenses for the nine months ended September 30, 2008 were primarily accounting $10,000, legal $5,000, and interest on note payables $5,025.

THREE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008
Development stage income during the three months ended September 30, 2009 was $8,663 as compared to a loss of $5,411 for the three months ended September 30, 2008.

Expenses for the three months ended September 30, 2009 were primarily accounting ($11,625 credit), and interest on note payables of $1,862.

Expenses for the three months ended September 30, 2008 were primarily for accounting $3,500, and interest on notes payable $1,836

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

For the nine months ended September 30, 2009, we incurred a net loss of $15,245.  Our accumulated deficit since inception is $351,797.  Such accumulated losses have resulted primarily from costs related to various professional fees.

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

Item 4T.   Controls and Procedures.

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

None

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

CENTRACAN INCORPORATED

Dated: November 19, 2009	By:/s/ Jerome Goubeaux
Jerome Goubeaux,
Chief Executive Officer