Form 10-Q/A
period 2009-06-30
CENTRACAN INC
filed 2009-12-21
CIK 1073101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

CENTRACAN INCORPORATED

FORM 10-Q
Amendment No. 1
June 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

ITEM 1. Financial Information

CENTRACAN INCORPORATED
June 30, 2009 and 2008

CENTRACAN INCORPORATED
Balance Sheets

ASSETS
	June 30, 2009 (Unaudited)	December 31, 2008
Current Assets:
Cash	$-	$103

Total current assets	-	103
TOTAL ASSETS	$-	$103

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$123,139	$103,100
Accounts payable – related party	27,415	23,649
Notes payable – related party	72,859	72,859
Total Current Liabilities	223,413	199,608
Stockholders' Deficit:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 50,000,000 shares authorized; 392,457 shares issued and outstanding	40	40
Additional paid-in capital	137,008	137,008
Accumulated deficit	(360,461)	(336,553)
Total Stockholders’ Deficit	(223,413)	(199,505)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$103

See accompanying notes to the financial statements.

CENTRACAN INCORPORATED
Statements of Operations
 (Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008

Revenues	$-	$-

Operating expenses:

Professional fees	19,035	10,000
General and administrative	(2,165)	1,309

Total operating expenses	16,870	11,309

Loss from operations	(16,870)	(11,309)

Other income (expense):

Interest expense	(1,842)	(1,636)

Total other income (expense)	(1,842)	(1,836)

Loss before income taxes	(18,712)	(12,945)

Income tax provision	-	-

Net loss	$(18,712)	$(12,945)

Net loss per common share – basic and diluted	$(0.05)	$(0.03)
Weighted average number of common shares outstanding – basic and diluted	392,457	392,457

See accompanying notes to the financial statements.

CENTRACAN INCORPORATED
Statements of Operations
(Unaudited)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008

Revenues	$-	$-

Operating expenses:
Professional fees	22,135	11,500
General and administrative	(1,890)	3,896

Total operating expenses	20,245	15,396

Loss from operations	(20,245)	(15,396)

Other income (expense):

Interest expense	(3,663)	(3,189)

Total other income (expense)	(3,663)	(3,189)

Loss before income taxes	(23,908)	(18,585)

Income tax provision	-	-

Net loss	$(23,908)	$(18,585)

Net loss per common share - basic and diluted	$(0.06)	$(0.05)
Weighted average number of common shares outstanding – basic and diluted	392,457	392,457

See accompanying notes to financial statements.

CENTRACAN INCORPORATED
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,908)	$(18,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accounts payable and accrued expenses	20,039	(4,254)
Accounts payable and accrued expenses – related party	3,766	13,905
Net Cash Used in Operating Activities	(103)	(8,934)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes	-	8,850

Net Cash Provided by Financing Activities	-	8,850

NET CHANGE IN CASH	(103)	(84)

CASH AT BEGINNING OF PERIOD	103	84
CASH AT END OF PERIOD	$-	$-

See accompanying notes to financial statements.

CENTRACAN INCORPORATED

June 30, 2009 and 2008
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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2009 or 2008.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2009 or 2008.

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

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company has included the required disclosures in its quarter ending June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the company’s financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.                    GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is currently inactive. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $360,461 at June 30, 2009, a net loss of $23,908 and net cash used in operations of $103 for the interim period ended June 30, 2009, respectively.

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

4.                    NOTES PAYABLE – RELATED PARTY

Through June 30, 2009, the Company executed notes to a related party aggregating a total of $72,859, which bear interest of 10% per annum. These notes are convertible into shares of common stock at any time at the conversion rate of $.01 per share.  The value of the conversion feature was not considered material.

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

SIXMONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

Development stage losses during the six months ended June 30, 2009 were $23,908 as compared to $18,585 for the period ended June 30, 2008.

Expenses for the six months ended June 30, 2009 were primarily accounting $6,574, legal $15,561, license and permits ($2,583) and interest on note payables $3,663.

Expenses for the six months ended June 30, 2008 were primarily accounting $6,500, legal $5,000, office $1,124, transfer agent $2,387 and interest expense $3,189.

THREE MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

Development stage losses during the three months ended June 30, 2009 was $18,712 as compared to a loss of $12,945 for the three months ended June 30, 2008.

Expenses for the three months ended June 30, 2009 were primarily accounting $3,474, legal $15,561, license and permits ($2,583) and interest on note payables $1,842.

Expenses for the three months ended June 30, 2008 were primarily for accounting $5,000, legal $5,000, transfer agent fees $1,499 and interest on notes payable $1,636.

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

For the six months ended June 30, 2009, we incurred a net loss of $23,908.  Our accumulated deficit since inception is $360,461.  Such accumulated losses have resulted primarily from costs related to various professional fees.

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

Index to Exhibits.

3.1*        Articles of Incorporation

3.2*        Amendment No. 1 to Articles of Incorporation

3.3*        Amendment No. 2 to Articles of Incorporation

3.4*         By-laws

31.1         Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CENTRACAN INCORPORATED

Dated: December 18, 2009	By:	/s/ Jerome Goubeaux,
Jerome Goubeaux,
Chief Executive Officer