Form 10-K
period 2009-12-31
CENTRACAN INC
filed 2010-04-16
CIK 1073101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

The number of shares outstanding of the registrant's common stock as of December 31, 2009 was 392,457.

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

Holders

As of March 31, 2010, there were approximately 36 holders of our common stock, excluding the holders of 12,546 shares held in street name.

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

Results of Operation

We have not had any operating income since 1998.  As of December 31, 2010, we had an accumulated deficit of $362,397, comprised of costs mainly associated with administrative expenses.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On August 10, 2009, our Board of Directors received the resignation of Moore & Associates, Chartered (“Moore”), the Company’s independent registered public accounting firm.  On the same date, August 10, 2009, the accounting firm of Seale and Beers, CPAs (“SB”) was engaged as the Registrant's new independentregistered public account firm.  The Company and its Audit Committee approved of the acceptance of the resignation of Moore and the engagement of SB as its independent auditor.  None of the reports of Moore in the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Company’s audited financial statements contained in its Form 10-K for the fiscal year ended December 31, 2008 a going concern qualification in the registrant's audited financial statements.

During the Company’s two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Moore whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements, nor were there any up to and including the time of the acceptance of resignation on August 10, 2009.

On August 28, 2009, the Registrant received a letter from the Securities and Exchange Commission stating that on August 27, 2009, the Public Company Accounting Oversight Board (“PCAOB”) revoked Moore’s registration because of violations of PCAOB rules and auditing standards in auditing financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and non-cooperation with a Board investigation.

Because Moore is no longer registered with the PCAOB, the Company is not permitted to include any of Moore’s prior audit reports or consents in any future filings with the Commission.  Accordingly, the Company has re-audited its December 31, 2008 financial statements.

On December 8, 2009, the Company received a letter from its former accountants, SB, informing the Company that SB did not review the Company’s Form 10-Q for the period ended June 30, 2009 prior to its filing with the Commission on August 19, 2009.  While the Company believed at the time that SB had reviewed the referenced Form 10-Q, the Company amended its June 30 Form 10-Q after review by the Company’s current accountant.

On November 10, 2009, the Company dismissed SB, its independent registered public accounting firm that it had previously engaged on August 10, 2009, but which firm had not provided any services to date.

During the Company's most recent fiscal year and the subsequent interim periods through to the dismissal date, there were no disagreements as defined in Item 304 of Regulation S-K) with SB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SB, would have caused it to make reference in connection with any opinion to the subject matter of the disagreement. Further, during the Registrant's most recent fiscal year and the subsequent interim periods through to the dismissal date, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

On November 10, 2009 (the "Engagement Date"), the Company’s Board of Directors approved the appointment of Li & Company, PC as the Company's independent registered public accounting firm.  During the Company's two most recent fiscal years, the subsequent interim periods thereto, and through the Engagement Date, neither the Company nor anyone on its behalf consulted the Li & Company, PC, regarding either (1) the application of accounting principles to a specified transaction regarding the Company, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (2) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Item 9B.    Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position
Jerome Goubeaux	40	President and Director
Ken Roberts	71	Secretary and Director

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

Based solely on the Company's review of the copies of the forms received by it during the period ended December 31, 2009, the Company believes that Jerome Goubeaux, Ken Roberts, Robert Frome, MF Greenberg Trust, Michael Wainstein, Richard Talley, and Michael Freedman are delinquent in filing Forms 3.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because there are only two persons involved in the management of the Company and they devote only a limited amount of time to our business

Nominating Committee

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2010, the number of shares of common stock beneficially owned by executive officers, directors and persons who hold 5% or more of our outstanding common stock.  Also included are the shares held by all executive officers and directors as a group.

Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Owner (1)		Percentof Class (1)
Jerome Goubeaux 41 John Street New York, NY 10038	30,000		7.6%

Ken Roberts 7115 Boulevard East North Bergen, NJ 07047	30,000		7.6%

MF Greenberg Investment Trust Donald Greenberg, Trustee 1691 Michigan Ave., Suite 425 Miami Beach, FL 33139	1,070,035	(2)	78.0%

Robert L. Frome c/o Olshan Grundman Frome et al. 65 East 55th St. New York, NY 10022	982,394	(3)	71.6%

Michael Wainstein 120 Everit Avenue Hewlett, NY 11557	54,609		13.9%

Michael Freedman 11 Bayside Ave. Port Washington, NY 11050	50,000		12.7%

Richard Talley 800 Fifth Ave., Apt. 9E New York, NY 10021	40,218	(4)	10.2%

All officers and directors as a group (2 persons).	60,000		15.3%

Notes:

1.           Applicable percentage ownership is based on 392,457 shares of common stock outstanding as of March 31, 2010.  Unless otherwise indicated, the named party is believed to have sole investment and voting control of the shares set forth in the above table. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock they have the right to acquire within 60 days of March 31, 2009.  When computing beneficial ownership percentages, shares of common stock that may be acquired within 60 days are considered outstanding for that holder only, not for any other holder.

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

4.           Includes 6,957 shares held by Talley & Company, Inc., of which Mr. Talley is President.

Item 13.       Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14.       Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Li & Company, PC, our independent auditors, for the audit of our annual consolidated financial statements and reviews of quarterly financial statements for the year ended December 31, 2009 was approximately $6,000.

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

CENTRACAN INCORPORATED

Date: April 14, 2010	By:	/s/ Jerome Goubeaux
Jerome Goubeaux,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                                  Title                                                                                                Date

/s/ Jerome Goubeaux _                                           Chief Executive Officer and Director                                         April 14, 2010
Jerome Goubeaux

/s/ Ken Roberts______                                          Chief Financial Officer and Director                                         April 14, 2010
Ken Roberts

CENTRACAN INCORPORATED

FINANCIAL STATEMENTS

December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Centracan Incorporated
New York, New York

We have audited the accompanying balance sheets of Centracan Incorporated as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centracan Incorporated as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a negative working capital and an accumulated deficit at December 31, 2009 and had a net loss and cash used in operations for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC
Li & Company, PC
Skillman, New Jersey
April 15, 2010

CENTRACAN INCORPORATED
Balance Sheets

ASSETS
	December 31, 2009	December 31, 2008
Current Assets:
Cash	$-	$103

Total current assets	-	103
TOTAL ASSETS	$-	$103

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$118,569	$103,100
Accrued interest	33,921	23,649
Notes payable – related party	72,859	72,859
Total Current Liabilities	225,349	199,608
Stockholders' Deficit:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 50,000,000 shares authorized; 392,457 shares issued and outstanding	40	40
Additional paid-in capital	137,008	137,008
Accumulated deficit	(362,397)	(336,553)
Total Stockholders’ Deficit	(225,349)	(199,505)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$103

See accompanying notes to the financial statements.

CENTRACAN INCORPORATED
Statements of Operations

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

Revenues	$-	$-

Operating expenses:

Professional fees	14,742	22,000
General and administrative	3,715	4,420

Total operating expenses	18,457	26,420

Loss from operations	(18,457)	(26,420)

Other income (expense):

Interest expense	(7,387)	(6,851)

Total other income (expense)	(7,387)	(6,851)

Loss before income taxes	(25,844)	(33,271)

Income tax provision	-	-

Net loss	$(25,844)	$(33,271)

Net loss per common share – basic and diluted	$(0.07)	$(0.08)
Weighted average number of common shares outstanding – basic and diluted	392,457	392,457

See accompanying notes to the financial statements.

CENTRACAN INCORPORATED
Statement of Stockholders’ Deficit
For the Years Ended December 31, 2009 and 2008

	Common Stock			Additional		Total
	Shares		Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance at January 1, 2008	$392,457		$40	$137,008	$(303,282)	$(166,234)

Net loss		F			(33,271)	(33,271)
Balance at December 31, 2008	392,457		40	137,008	(336,553)	(199,505)

Net loss					(25,844)	(25,844)
Balance at December 31, 2009	$392,457		$40	$137,008	$(362,397)	$(225,349)

See accompanying notes to financial statements.

CENTRACAN INCORPORATED
Statements of Cash Flows

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,844)	$(57,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	18,307	39,066
Increase in accounts payable and accrued expenses – related party	7,387	6,902
Net Cash Used in Operating Activities	(150)	(11,831)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes	-	11,850

Net Cash Provided By Financing Activities	-	11,850

NET CHANGE IN CASH	(150)	19

CASH AT BEGINNING OF YEAR	150	131
CASH AT END OF YEAR	$-	$150

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest paid	$-	$-
Income taxes	$-	$-

See accompanying notes to financial statements

CENTRACAN INCORPORATED

December 31, 2009 and 2008
NOTES TO THE FINANCIAL STATEMENTS

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

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

b. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

c. Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

d. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

e. Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31, 2009 or 2008.

f. Income Taxes

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

g.  Net Loss Per Common Share

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

h. Recently Issued Accounting Pronouncements

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

Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; an

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

3.                GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2009, the Company has an accumulated deficit of $362,397 and a working capital deficiency of $225,349 and had a net loss of $25,844 and cash used in operations of $150 for the year ended December 31, 2009, respectively.

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

4.                 NOTES PAYABLE – RELATED PARTY

Through December 31, 2009, the Company executed notes to a related party aggregating a total of $72,859 which bear interest of 10% per annum. These notes are convertible into shares of common stock at any time at the conversion rate of $.01 per share.  The value of the conversion feature was not considered material.

5.                RELATED PARTY TRANSACTIONS

The Company is provided use of office space by an officer of the Company without cost. The management determined that such cost is nominal and did not recognize rent    expense in its financial statements.

6.                 SUBSEQUENT EVENTS

Management has evaluated all events that occurred after the balance sheet date of December 31, 2009 through April 15, 2010, the date when these financial statements were issued to determine if they must be reported. The Management of the Company has determined that there were no reportable subsequent events to be disclosed.