Form 10-Q
period 2010-03-31
CENTRACAN INC
filed 2010-05-10
CIK 1073101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐.

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

As of March 31, 2010, there were 392,457 shares of common stock outstanding.

CENTRACAN INCORPORATED
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

ITEM 1. Financial Information

CENTRACAN INCORPORATED
March 31, 2010 and 2009

CENTRACAN INCORPORATED
Balance Sheets

ASSETS
	March 31, 2010	December 31, 2009
	(Unaudited)
Current Assets:
Cash	$-	$-
Total current assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$114,431	$118,569
Notes payable – related party	75,609	72,859
Accrued interest	35,756	33,921
Note payable	2,750	-
Total Current Liabilities	228,546	225,349
Stockholders' Deficit:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 50,000,000 shares authorized; 392,457 shares issued and outstanding	40	40
Additional paid-in capital	137,008	137,008
Accumulated deficit	(365,594)	(362,397)
Total Stockholders’ Deficit	(228,546)	(225,349)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

CENTRACAN INCORPORATED
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009

Revenues	$-	$-

Operating expenses:

Professional fees	212	3,100
General and administrative	1,150	275

Total operating expenses	1,362	3,375

Loss from operations	(1,362)	(3,375)

Other expense:

Interest expense	(1,836)	(1,821)

Total other expense	(1,836)	(1,821)

Loss before income taxes	(3,198)	(5,196)

Income tax provision	-	-

Net loss	$(3,198)	$(5,196)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	392,457	392,457

See accompanying notes to the financial statements.

CENTRACAN INCORPORATED
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,197)	$(5,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued expenses	(4,138)	3,300
Increase in accrued interest	1,835	1,821
Net Cash Used in Operating Activities	(5,500)	(75)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes	5,500	-

Net Cash Provided By Financing Activities	5,500	-

NET CHANGE IN CASH	-	(75)

CASH AT BEGINNING OF YEAR	-	103
CASH AT END OF YEAR	$-	$28

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest paid	$-	$-
Income taxes	$-	$-

See accompanying notes to financial statements.

CENTRACAN INCORPORATED

March 31, 2010 and 2009
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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on April 16, 2010.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010 and December 31, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim periods ended March 31, 2010 and 2009.

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

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2010 and 2009.

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

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2009, the Company has an accumulated deficit of $365,594 and a working capital deficiency of $228,546 and had a net loss of $3,198 and cash used in operations of $5,500 for the period ended March 31, 2010, respectively.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.	NOTES PAYABLE – RELATED PARTY

Through March 31, 2010, the Company executed notes to related parties aggregating a total of $75,609 which bear interest of 10% per annum.

5.	NOTE PAYABLE

On March 29, 2009, the Company executed a note for $2,750 which bears interest of 10% per annum and is due and payable on March 28, 2011.

6.	RELATED PARTY TRANSACTIONS

The Company is provided the office space by an officer of the Company without cost. The management determined that such cost is nominal and did not recognize rent expense in its financial statements.

7.	SUBSEQUENT EVENTS

Management has evaluated all events that occurred after the balance sheet date of March 31, 2010 through May 5, 2010, the date when these financial statements were issued to determine if they must be reported. The Management of the Company has determined that there were no reportable subsequent events to be disclosed.

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

PERIOD FROM MARCH 21, 1997 (DATE OF INCEPTION) THROUGH MARCH 31, 2010

Our cumulative net losses since the inception is attributable to the fact that we have received only $24,728 in revenue from operations to offset our business development expenses.

Losses from operations since inception have amounted to $365,594, primarily consisting of accounting, legal and transfer agent fees.

THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009

Development stage expenses and interest expense during the three months ended March 31, 2010 was $3,198 as compared to $5,196 for the period ended March 31, 2009.

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

PART II

Item 1. Legal Proceedings.

 None.

Item2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

CENTRACAN INCORPORATED
	By:	/s/ Jerome Goubeaux
Dated: May 10, 2010		Jerome Goubeaux,
Chief Executive Officer