Form 10-Q
period 2010-06-30
CENTRACAN INC
filed 2010-08-23
CIK 1073101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File No. 000-52910

  CENTRACAN INCORPORATED
(Name of Small Business Issuer in Its Charter)

Florida	65-0736042
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

555 Winderley Place, Suite 300
Orlando, FL 32751 (Address of Principal Executive Offices)

Issuer’s telephone number, including area code:     (407) 571-6846

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 16, 2010, there were 30,372,006 shares of common stock outstanding.

CENTRACAN INCORPORATED
AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

ITEM 1. Financial Information

CentraCan Incorporated
and Subsidiaries
Consolidated Balance Sheets
	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$249,293	$--
Accounts receivable	30,385	--
Due from factor	119,394	--
Stockholder advance	3,000	3,000
Inventories	160,613	24,948
Prepaid expenses	19,995	--
Deposits	11,000	--
Advance to Perf Go-Green – related party	--	93,070
Total current assets	593,680	123,433

Licensing agreement – net	105,023	--
Other intangible assets – net	620,091	--
Goodwill	209,000	--
TOTAL ASSETS	$1,527,794	$123,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$37,123	$26,548
Accrued salaries and payroll liabilities	38,338	--
Accrued interest payable	12,657	--
Insurance premium finance payable	13,337	--
Notes payable-related parties	50,000	--
Total current liabilities	151,455	26,548
LONG TERM LIABILITIES
Notes payable, net of discount of $138,396 and $0
Total long-term liabilities	911,604	--
TOTAL LIABILITIES	1,063,059	26,548

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001, 10,000,000 authorized, none issued	--	--
Common stock, par value $0.001, 100,000,000 authorized, 30,372,006 and 4,940,000 shares issued and outstanding at June 30, 2010 and
December 31, 2009	30,372	4,940
Additional paid-in capital	1,518,231	99,900
Accumulated deficit from inception	(1,124,544)	(7,955)
Stockholders’ equity	424,059	96,885
Non-controlling interests
Contributions	168,665	--
Interest in subsidiary losses	(127,989)	--
Total non-controlling interests	40,676	--
Total stockholders’ equity	464,735	96,885
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,527,794	$123,433

See accompanying notes to the consolidated financial statements.

CENTRACAN INCORPORATED
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010

REVENUES	$285,860	$509,127
COST OF SALES	156,544	340,506
GROSS PROFIT	129,316	168,621

EXPENSES
Advertising and marketing	1,985	14,933
Auto and truck expenses	1,033	1,756
Consulting	673,879	821, 379
Insurance	21,144	29,000
Miscellaneous	29,293	36,533
Office	13,891	27,908
Professional fees	39,832	39,832
Rent	1,862	1,862
Royalties	45,000	75,000
Salaries and payroll expenses	122,809	168,149
Travel	25,805	47,396
Total expenses	976,533	1,263,748
Operating income (loss)	(847,217)	(1,095,127)

Other income (expense)
Amortization expense	(51,941)	(99,886)
Interest expense	(49,334)	(49,565)
Income (loss) before income taxes	(948,492)	(1,244,578)
Income tax expense	-	-
Net loss	(948,492)	(1,244,578)

Net loss attributed to non-controlling interest	(127,989)	(127,989)

Net loss attributed to common shareholders	$820,503	$(1,116,589)

Net loss per share - basic and diluted	$(0.04)	$(0.09)

Weighted average common shares outstanding - basic and diluted	19,791,300	13,122,317

See accompanying notes to the consolidated financial statements.

CENTRACAN INCORPORATED
AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Date	Shares Issued	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit From Inception	Non-controlling Interests	Total Stockholders' Equity
Balances, December 31, 2009		4,940,000	$4,940	$99,900	$(7,955)	$--	$96,885
Shares issued for cash at $1.00 per share	January	200,000	200	199,800	--	--	200,000
Shares issued for acquisition	January	1,400,000	1,400	698,600	--	--	700,000
Shares issued for cash at $1.00 per share	February	125,000	125	124,875	--	--	125,000
Shares issued for services at 1.00 per share	March	113,000	113	112,887	--	--	113,000
Inception shares issued at par value	March	110,000	110	(110)	--	--	--
Shares issued for acquisition	May	23,484,006	23,484	135,516	--	--	159,000
Issuance of 2,625,000 Class A Warrants	May	--	--	99,369	--	--	99,369
Issuance of 2,625,000 Class B Warrants	May	--	--	47,394	--	-	47,394
Proceeds from non-controlling interests	May	--	--	--	--	168,665	168,665
Net loss for the period					(1,116,589)	(127,989)	(1,244,578)
Ending Balances June 30, 2010		30,372,006	$30,372	$1,518,231	$(1,124,544)	40,676	$464,735

See accompanying notes to the consolidated financial statements.

CENTRACAN INCORPORATED
AND SUBSIDIARIES
 Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ending June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,244,578)
Adjustments to reconcile to net cash
used by operating activities:
Common stock issued for consulting services	113,000
Amortization	108,253
Changes in operating assets and liabilities:
Increase in accounts receivable	(30,385)
Increase in due from factor	(119,394)
Increase in prepaid expenses	(19,995)
Increase in inventory	(40,665)
Increase in deposits	(11,000)
Increase in accrued salaries and payroll liabilities	38,338
Increase in accrued interest payable	12,657
Increase in insurance premium finance payable	13,337
Increase in accounts payable	10,575
Net cash used by operating activities	(1,169,857)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of battery business	(220,000)
Repayment of advance to related party	93,070
Net cash used by investing activities	(126,930)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	903,237
Proceeds from issuance of warrants	146,763
Proceeds from non-controlling interests	168,665
Proceeds from the issuance of common stock	325,000
Net cash provided by financing activities	1,543,665
Net increase in cash and cash equivalents	246,878
Cash and cash equivalents, beginning of period	2,415
Cash and cash equivalents, end of period	$249,293

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$28,541
Income taxes paid	$-
Noncash transaction - common stock issued for services	$113,000
Noncash transaction - common stock issued for acquisition of battery business	$700,000
Noncash transaction - common stock for acquisition	$159,000
Noncash transaction - intangible assets acquired with common stock	$909,000

See accompanying notes to consolidated financial statements.

CENTRACAN INCORPORATED
AND SUBSIDIARIES
June 30, 2010
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.	ORGANIZATION

CentraCan Incorporated (the “Company”) was incorporated as Premier Supplements Corp. on March 21, 1997, under the laws of the State of Florida.   From March 21, 1997 (inception) through December 31, 1997, Premier Supplements Corp. engaged in the distribution of vitamin and health products.   On November 13, 2007, the Company filed a Form 10-SB with the Securities and Exchange Commission registering its common stock under Section 12 of the Securities Exchange Act of 1934. Shares of the Company’s common stock trade on the NASDAQ OTC Bulletin under the symbol CTCJ.

On May 15, 1998, the Company changed its name to CentraCan Incorporated.  Until May, 2010, the Company had not engaged in any business operations and had no business plan other than to acquire an operating company.  On May 12, 2010, the Company acquired all of the outstanding stock of EcoReady Corporation, a Nevada corporation, from its shareholders in exchange for 28,970,000 shares of the Company.  EcoReady thereafter changed its corporate name to PerfPower Corporation (“PerfPower”) and became a wholly-owned subsidiary of the Company.  The transaction was treated as a reverse merger transaction with PerfPower Corporation, and its financial results are treated as the consolidated financial results of the Company for all periods reported, but with the resulting equity accounts of the Company reflecting the acquisition.  In addition, the Company formed a new subsidiary, EcoReady Lighting, Inc., a Florida corporation, to complete a pending investment agreement to acquire a membership interest in Firebird Ventures, LLC.

The Company itself is now in the process of changing its corporate name to EcoReady Corporation to reflect its new business direction and plan of operations, which has already been approved by a majority of the shareholders as well as the Board of Directors.  The name change will become effective on compliance with all regulatory requirements.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on April 16, 2010.

In its financial statements as of December 31, 2009 and for the period from inception (November 13, 2009) through December 31, 2009, EcoReady Corporation was determined to be a development stage entity in accordance with FASB Codification 915-205-20.  During the quarter ended June 30, 2010, the Company determined that it is no longer a development stage entity.

CENTRACAN INCORPORATED
AND SUBSIDIARIES
June 30, 2010
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include CentraCan Incorporated and its wholly owned subsidiaries, EcoReady Corporation and EcoReady Lighting, Inc.   All intercompany transactions have been eliminated in consolidation.  The consolidated financial statements also include the financial position and results of operations of Firebird Ventures, LLC, an investee of EcoReady Lighting, Inc.  This entity was determined to be a variable interest entity based on the equity contributors having disproportionately low voting rights – in this case, the entity was designed such that the equity investors would have 45% of the voting rights in total.  Based on its
$650,000 of cash funded, EcoReady Lighting, Inc. was determined to be the primary beneficiary since it funded approximately 80% of the equity for the entity.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reporting period.  Accordingly, actual results could differ from those estimates.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, except for the transaction in which the Company acquired all of the outstanding stock of PerfPower on May 12, 2010; consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2010 and December 31, 2009, nor are gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2010.

 CENTRACAN INCORPORATED
AND SUBSIDIARIES
June 30, 2010
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

INVENTORIES

Inventory is stated at the lower of cost or market, cost being determined on a first in first out basis. The Company periodically reviews inventory for obsolescence. No inventory obsolescence reserve was recorded at June 30, 2010.

PROPERTY AND EQUIPMENT

Property and equipment will be recorded at cost. Expenditures for major betterments and additions will be charged to the property accounts, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets will be charged to expense. Depreciation will be computed principally using the straight-line method, based on the estimated useful lives of the assets.

There were no fixed assets at June 30, 2010.

SHARE-BASED COMPENSATION

All stock-based compensation is recognized as an expense in the financial statements and such cost is measured at the fair value of the award.  This method was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed or determinable, and collectability is reasonably assured.  The Company will recognize interest income as earned.

CENTRACAN INCORPORATED
AND SUBSIDIARIES
June 30, 2010
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

To facilitate collections of its receivables, the Company has entered into an arrangement with a factoring company whereby that company is responsible for collecting of the receivables in exchange for of 1.5% of the greater of the annual receivables factored or $5,000,000.  As of June 30, 2010, the Company had a receivable due from the factor for $119,394 and incurred $27,576 in factoring expense, which is recorded as interest expense in the consolidated statements of operations.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February, 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which amount other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2009, the Company had an accumulated deficit of $7,955 and working capital deficiency of $96,885 and had a consolidated net loss of $1,244,578 and cash used in operations of $1,169,857 for the six months ended June 30, 2010, respectively.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company.  Management has raised in excess of $1,500,000 in capital funds since the acquisition of PerfPower in May, 2010 and intends to raise additional funds by way of a public or private offering as needed for working capital.  PerfPower itself has generated in excess of $500,000 in gross sales revenues for the six months ended June 30, 2010 and expects sales to continue to increase.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern, and that funds currently available from sales revenues and working capital raised to date are sufficient to support operations for the next 12 months.  While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

CENTRACAN INCORPORATED
AND SUBSIDIARIES
June 30, 2010
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3.	GOING CONCERN (continued)

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4.       ACQUISITIONS

On January 12, 2010, PerfPower closed on the acquisition of certain assets and liabilities of the existing alkaline battery business of Perf Go-Green Holdings, Inc. (“PGOG”), an unrelated company, in exchange for 1,400,000 shares of common stock, cash of $220,000, and a licensing agreement to use the PerfPower trademark for three years.  In addition, the Company purchased in excess of $200,000 in battery inventory.  The consideration received as part of PGOG’s contribution was valued at $0.50 per share, or $700,000 based on management’s estimate of fair value, and was allocated as follows:

Inventory	$200,000
Trademark license	125,000
Slotting fees	95,000
Customer contracts and sales in progress	150,000
Vendor contracts and purchases in progress	200,000
Intellectual property	350,000
Accounts payable	(200,000)

Total	$920,000

On May 12, 2010, the Company acquired the outstanding stock of PerfPower Corporation from its shareholders, issuing 28,970,000 shares of common stock as consideration.  Prior to, but as part of the acquisition transaction, the two principal shareholders of the Company, Mr. Farkas and Mr. Frome, agreed to discharge all debts owed to them and to pay or assume all other liabilities of the Company.

At the time of acquisition on May 12, 2010, the pre-acquisition EcoReady Corporation had 6,888,000 shares out standing and the pre-acquisition CentraCan had 1,402,006 shares outstanding.  Issuance of the 28,970,000 shares to former EcoReady shareholders gave them 95.4% of the consolidated entity with the remaining 4.6% to the pre-acquisition CentraCan shareholders.  Accordingly, the transaction was treated for accounting purposes as an acquisition by EcoReady of CentraCan.  The purchase consideration was determined to be $159,000, based on 4.6% of the 6,888,000 shares of the EcoReady shares then outstanding times the estimated fair value of $0.50 per share.  The purchase price was allocated the fair value of assets acquired and liabilities assumed as follows:

Goodwill	$209,000
Notes payable	(50,000)

Consideration paid	$159,000

These notes are non-interest bearing and were due at June 20, 2010.

CENTRACAN INCORPORATED
AND SUBSIDIARIES
June 30, 2010
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.      LICENSES AND INTANGIBLES

The following table summarizes the intangibles and license agreements acquired from PGOG, net as of June 30, 2010:

June 30, 2010
Customer contracts	$150,000
Intellectual property	350,000
Vendor contracts and purchases	200,000
700,000	700,000
Less accumulated amortization	(79,909)
Intangibles, net	$620,091

License agreement	$125,000
Less accumulated amortization	(19,977)
License, net	$105,023

NOTE 6.	NOTES PAYABLE - RELATED PARTIES

On May 12, 2010, CentraCan issued promissory notes for $25,000 each to Michael Farkas and Robert Frome as part of the acquisition of the stock of PerfPower Corporation by the Company.    These notes are non-interest bearing and were due on or before June 20, 2010. Both promissory notes were paid in full in July, 2010.

NOTE 7.	CONVERTIBLE NOTES PAYABLE

In May, 2010, the Company issued convertible secured promissory notes in the amount of $1,050,000 to three unrelated investors, and granted 5.25 million warrants to the three entities as part of the issuance of convertible debt.  For each $100 of convertible debt issued, the lender received a promissory note for $100 convertible into 333 shares of common stock, exerciseable for two years from the date of debt issuance, along with 250 Class A warrants exerciseable for four years at an exercise price of $0.60 per share and 250 Class B warrants exerciseable for four years at an exercise price of $1.00 per share. Total proceeds received were $1,050,000, with the debt convertible into 3.5 million common shares and  2,625,000 Class A and 2,625,000 Class B warrants were issued.  The debt proceeds were allocated between the debt and warrants based on their relative fair values, with $146,763 recorded as additional paid in capital and debt discount, which will be amortized to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method.  The fair value of the warrants was estimated using the Black-Scholes Option Pricing Model with the estimated fair value of the shares at the grant date of $0.30 per share, volatility of 48%, and a discount rate of 0.9%.  For the three and six months ended June 30, 2010, the Company recorded $8,367 of amortization of the debt discount as interest expense.

As of June 30, 2010, none of the debt had been converted into common stock. The following table reflects the warrant activity for the six months ended June 30, 2010:

CENTRACAN INCORPORATED
AND SUBSIDIARIES
June 30, 2010
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.	CONVERTIBLE NOTES PAYABLE (continued)

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2009	0	$0
Granted	5,250,000	0.80
Cancelled/forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at June 30, 2010	5,250,000	$0.80

As of June 30, 2010, convertible notes payable consists of the following:

Outstanding at December 31, 2009		$-
Convertible debentures		1,050,000
Debt discount	$(146,763)
Discount amortized to interest expense	8,367
		(138,396)
Outstanding at June 30, 2010		$911,604

NOTE 8.	EQUITY TRANSACTIONS

During the quarter ended June 30, 2010, the Company issued a total of 30,119,535 common shares in private transactions exempt from registration.  A total of 28,970,000 shares were issued in the share exchange transaction for the acquisition of PerfPower Corporation.  As a result of the transaction, the equity of the corporation at June 30, 2010 is determined as follows:

		Common	Additional paid-in
	Number	Stock	capital
Shares shown as issued at 5/11/2010	6,888,000	$6,888	$1,235,952
CentraCan shares at 5/11/2010	1,402,006	1,402	(1,402)
Exchange of EcoReady shares	(6,888,000)	(6,888)	6,888
Issue of CentraCan shares for EcoReady	28,970,000	28,970	130,030
Issue of warrants	--	--	146,763

Totals at June 30, 2010	30,372,006	$30,372	$1,518,231

NOTE 9.       NON-CONTROLLING INTERESTS

During the three and six months ended June 30, 2010, other investors contributed cash of $168,665 to the Firebird Ventures, LLC joint venture.  At June 30, 2010, Firebird Ventures, LLC had $197,431 of cash and equity.  Under the hypothetical liquidation at book value method of allocating income and losses as designated in the joint venture agreement, the losses of $621,234, which are recorded as consulting expense in the consolidated statements of operations, are to be allocated proportionally to the entities contributing cash.  Accordingly, the non-controlling interests were allocated $127,989 of the losses.

CENTRACAN INCORPORATED
AND SUBSIDIARIES
June 30, 2010
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10.	RELATED PARTY TRANSACTIONS

Boris Rubizhevsky, who now serves as Chairman, sole director and President of the Company, also served, and continues to serve, as sole director and President of PerfPower Corporation, now a wholly-owned subsidiary of the Company.  Prior to the May 12, 2010 acquisition of all of the outstanding stock of PerfPower Corporation by the Company, Mr. Rubizhevsky was paid an annual salary of $180,000 by PerfPower Corporation for his services.  On June 30, 2010, Mr. Rubizhevsky’s compensation was changed effective July 1 so that he is now receiving $180,000 annually from the Company, and an additional $60,000 annually for his continued services as President and CEO of PerfPower Corporation.  Mr. Rubizhevsky also holds 5,000,000 shares of common stock of the Company, representing 15.4 percent of the outstanding shares.

On June 1, 2010, the Company entered into a consulting agreement with Michael Caridi under which Mr. Caridi agreed to provide consulting and advisory services relating to marketing, products, promotions, sales and related activities in return for a monthly consulting fee of $10,000.  Mr. Caridi is also Chief Operating Officer of Perf Go-Green Holdings, Inc. (PGOG) a publicly-traded corporation from which PerfPower Corporation acquired the alkaline battery business, trademarks, inventory, customers and related items in January 2010 for stock in PerfPower Corporation (now represented by 5,700,000 shares or 17.5 percent of the Company as a result of the May 12, 2010 transaction), assumption of certain obligations of PerfPower, and the payment of royalties equal to $125,000 as an initial royalty, and continuing royalties of 3 percent of gross sales of PerfPower products, net of returns and allowances, with a minimum monthly royalty of $15,000.

NOTE 11.	SUBSEQUENT EVENTS

Subsequent to June 30, 2010, the Company completed the private offering of $1,600,000 in convertible debentures, the first $1,050,000 of which was sold during the quarter ended June 30, 2010. All of the debentures are convertible into common stock of the Company at a fixed conversion price of $0.30 per share, bear interest at 10% per year, payable quarterly in arrears, and have terms of two years.  In addition, each investor received Class A and Class B warrants to acquire additional shares of common stock.  Each warrant has a four year term from the date of issue, and has a cashless exercise feature if the fair market value of the common stock is greater than the warrant purchase price.  The warrant exercise price for the Class A Warrants is $0.60 per share and for the Class B Warrants is $1.00 per share.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described from time to time in our Securities and Exchange Commission, or the SEC, reports filed before this report.

The forward-looking statements included in this quarterly report represent our estimates as of the date of this quarterly report. We specifically disclaim any obligation to update these forward-looking statements in the future. Some of the statements in this quarterly report constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements contained in this quarterly report involve risks and uncertainties.

We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason. We caution you that forward-looking statements of this type are subject to uncertainties and risks, many of which cannot be predicted or quantified.

The following analysis of our financial condition and results of operations should be read in conjunction with the CentraCan Incorporated financial statements and the related notes thereto contained elsewhere in this Form 10-Q, as well as the risk factors included in our Form 10-K filed for the year ended December 31, 2009 and in the Form 8-K filed on May 18, 2010.

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

The Company’s operations had been devoted primarily to developing a business plan and raising capital for future operations and administrative functions through May 11, 2010.  On May 12, 2010, we acquired all of the outstanding common stock of EcoReady Corporation (now PerfPower Corporation), which became a wholly-owned subsidiary and thereafter incorporated EcoReady Lighting, Inc.

On May 18, 2010, we filed a Form 8-K with the SEC containing the information and disclosures that would be required by a Form 10 registration statement in order to terminate our previous status as a “shell company” for SEC reporting purposes.  In that Form 8-K, we made certain representations and attached copies of certain documents which contained errors and did not accurately set forth the actual terms of the transactions, specifically:

1.
The Share Exchange Agreement between and among CentraCan, Incorporated (“CentraCan”), Jerome Goubeaux as agent for the majority shareholders of CentraCan, EcoReady Corporation (“PerfPower”) and the shareholders of PerfPower dated May 6, 2010 (the “Agreement”) attached as Exhibit 2.1 to the 8-K, provided that the PerfPower shareholders would receive 29,000,000 CentraCan shares in exchange for their shares in PerfPower; however, the actual exchange was for 28,970,000 shares of CentraCan because there were fewer shares of PerfPower outstanding at the time of the closing than had been reported.

2.
The Agreement provided that under a Securities Purchase Agreement dated as of the closing date, certain investors would acquire at least $700,000 in securities of CentraCan; however, the investors acquired $650,000 in convertible promissory notes at the time of the closing, although an additional $400,000 in convertible promissory notes were issued in early June, 2010.

3.
Section 2.02 of the Agreement provided that there were 1,310,090 shares of CentraCan issued and outstanding immediately before the exchange; however, this figure was incorrect.  Verification with the transfer agent established that there were 252,471 shares outstanding before any of the transactions and not the 392,457 shares reported incorrectly on previous SEC filings of CentraCan.  There were a total of 1,149,535 additional shares of CentraCan issued just before the acquisition of PerfPower to shareholders and other parties related to CentraCan, so the actual number of shares issued and outstanding was 1,402,006, a difference of 91,916 shares, at the time of the transaction.

4.
Section 4.01 of the Share Exchange Agreement provided that after the completion of the exchange of CentraCan stock for PerfPower stock, there would be 30,400,000 shares issued and outstanding.  Due to the differences noted above in the number of shares issued in the exchange and the number of shares already outstanding, the actual number of shares of CentraCan outstanding after the exchange was 30,372,006 shares.

5.
Section 4.02 of the Share Exchange Agreement provided that PerfPower would pay $150,000 as “Additional Consideration” to the majority shareholders of CentraCan.  In fact, PerfPower should not have been a party to the Agreement as it was not issuing any shares or otherwise participating in the transaction, and received no consideration for the “Additional Consideration”.  The Additional Consideration, including the two promissory notes referred to in Section 4.02 of the Agreement ($25,000 each) was in fact issued and paid by CentraCan from the proceeds of the $650,000 in convertible promissory notes issued by it and referred to in 2 above, and the two promissory notes were issued by CentraCan, not PerfPower.  Section 4.04 of the Agreement confirms this by providing that CentraCan could use the “proceeds of this Agreement” to pay the amounts due the majority shareholders as well as outstanding liabilities of CentraCan.

6.
Section 5.11 provided that PerfPower, either before or simultaneously with the closing of the share exchange, would issue and sell 3,000,000 shares of its common stock at $0.35 per share, and then would register those shares along with the shares to be registered under Section 4.04 of the Agreement.  Since PerfPower was a private, non-reporting company and became a wholly-owned subsidiary of CentraCan as part of the share exchange, this registration requirement was not intended to apply to PerfPower.  The reference to section 4.04 should have been to Section 4.03 of the Agreement, in which CentraCan undertook to file such a registration statement, not PerfPower.  There was never an expectation that PerfPower would sell more shares as part of the transaction, which, if true, would have created minority shareholders in PerfPower, as a subsidiary of CentraCan.

To the extent that the Form 8-K filed on May 18, 2010 contains statements or representations different from those stated above, the Form 8-K should be deemed amended by this Form 10-Q.

Our operations and business plan are now that of our wholly-owned subsidiaries, PerfPower Corporation, and EcoReady Lighting, Inc.

BUSINESS

History

EcoReady was incorporated in Nevada in November 2009. The business was initiated by Boris Rubizhevsky, now our Chairman and CEO, with the intention of creating a technology company focused on “green” products and technologies.  The Company’s initial product for distribution is the PerfPower™ Go-Green™ alkaline batteries, manufactured without lead, cadmium or mercury.  The Company also offers free recycling of its battery products through its web site, www.irecycled.com.

Overview

PerfPower is a technology company that offers sustainable solutions to its commercial and retail customers with a new generation of sustainable electronics products. Initial products offered by PerfPower consist of alkaline batteries while EcoReady Lighting offers a new generation of efficient outdoor lighting fixtures.

The “green” or sustainable technology industry is one of the fastest growing business segments in the world. The current growth rates show that there is a strong demand for sustainable technologies, products and services.

The Company will offer innovative products as well as use patented technologies to address the targeted markets that today offer very little to the eco-conscious consumers. In doing so, the Company will:

(1)	Contribute to the reduction of use of electric energy for lighting purposes;

(2)	Play a major role in the reduction of hazardous waste in landfills;

(3)	Contribute to the mitigation of global warming through reduction of carbon emissions; and

(4)	Provide an attractive return for its investors.

The Company EcoReady has established a business plan to enter the “green power” market.  The plan is based on the launch of initial products that are manufactured utilizing the latest eco-conscious technologies and sold through a worldwide network of agents and distributors.

The management team is comprised of seasoned executives with strong backgrounds in business development, sales, marketing and managing. These skills will complement the strengths of each senior manager to maximize the outcome of the day-to-day operations as well as keeping focus on the original corporate vision and ensure future growth of the company.

The Company’s objective is to capture 3% - 5% in each of the target markets in which its products are being offered.

Background

PerfPower acquired the alkaline battery operations from Perf Go-Green Holdings, Inc. (“Perf Go-Green”), a public company (PGOG) then in the business of supplying biodegradable plastic products to commercial and retail sectors. Under the terms of the acquisition, PerfPower acquired all of the existing battery inventory, customer accounts, manufacturing relationships and other assets of the alkaline battery business of Perf Go-Green, including the PerfPower® trade name and marks, in exchange for 1,400,000 shares of PerfPower common stock, a license agreement for the name and business for $125,000 initial license fee plus a continuing royalty of 3 percent of gross battery sales with a minimum of $15,000 per month, and the purchase of battery inventories at a mark-up of 15 percent.  The license has a term of 3 years from January 2010.  PerfPower acquired the inventory for a total cost of $24,948, which has been paid. EcoReady plans to brand its battery products under the PerfPower® Go-Green™ label. EcoReady has filed trademark claims for the Go-Green™ trade name and owns the PerfPower® trademark.  In addition, the Company has also signed a consulting agreement with Michael Caridi, Chief Operating Officer of Perf Go-Green Holdings, Inc., on June 1, 2010 for an initial term of 12 months, renewable on additional 12 month terms and cancelable on 30 days notice by either party after the first 12 months, under which he is paid $10,000 per month.

PerfPower sells a complete line of PerfPower® alkaline batteries that offer competitive pricing, high performance and green components such as recycled and recyclable materials. The batteries themselves are manufactured with recycled materials and contain no lead, mercury or cadmium. One of the differentiating factors of PerfPower® batteries is that they are sold with a unique free recycling initiative that is unparalleled in the battery market. By offering a free recycling kit with a retail value of $16.95 for the consumer and $99 for a commercial account, PerfPower intends to become the market leader in this new recycling alkaline batteries category. This will be the first true “cradle-to-cradle” alkaline battery initiative in the marketplace.  The recycling initiative is available through PerfPower’s alternate web site, www.irecycled.com.

EcoReady Lighting, Inc., a wholly-owned subsidiary of the Company, has entered into a membership agreement with Firebird Ventures, LLC, an outdoor lighting technology company which will offer a complete line of cutting-edge, high-efficiency lighting systems for roadway and area-lighting applications, as well as specialty LED and safety lighting products. The membership agreement provides that EcoReady Lighting will acquire a 40 percent interest in Firebird Ventures, LLC in return for a capital investment of a total of $1 million.  EcoReady Lighting is entitled to return of its initial investment before any profits of the limited liability company are distributed to any member. To date the Company has invested $750,000 for a 33 percent membership interest in Firebird Ventures, LLC.

The lighting fixtures to be offered by Firebird Ventures utilize proprietary technology offering:

Dramatically reduced energy use - Patented electronic ballasts used in these light fixtures provide immediate and measurable reductions in energy use, much lower lifetime operating costs and extremely rapid payback based on energy savings alone;

Lower maintenance costs – simple, elegant, cutting-edge designs and an intense focus on quality, results in products with longer lifetimes, lower failure rates and greatly improved tolerance for harsh environments such as vibration, moisture and impact; and

Simple, fast and error-free installation.

The Company is also considering using its market reach to introduce “green energy” charging devices that can be used for emergency charging of cell phones, personal music players and portable gaming devices.

Battery Market

The disposable battery market is a $6 billion industry with products sold in all classes of trade throughout the U.S. The mass retailer, drug store, electronic specialty retailer and supermarkets dominate the sales of the primary disposable dry cell alkaline batteries. Despite the current economic slowdown, the electronic device market is still booming, ensuring sustainable growth for the battery market.

The battery market is comprised of alkaline, lithium ion and other types of batteries. Alkaline batteries are dependable and available in many types of battery sizes and capacities and it is in this market that EcoReady will focus its attention.

Lithium batteries are designed as the new disposable battery option for the many new high drain electronic devices such as digital cameras, hand-held game consoles and MP3 players. When used in these devices lithium ion batteries last longer than the alkaline models. However, these batteries are considered to be volatile and cannot be shipped on aircraft according to the Department of Transportation (D.O.T.). Lithium batteries are considerably more expensive than alkaline batteries. The huge potential of electronic devices is driving the battery market - both rechargeable and disposable - to greater growth than ever before.

Lighting Fixture Market

In the U.S. alone, there are over 130 million installed cobrahead style outdoor light fixtures.  Of that total, only about 2% are energy efficient types. Unlike our competition, our light fixtures are designed to accept both Metal Halide and High Pressure Sodium bulbs and come in only 3 “power sizes” 50W/70W, 100W/150W and 250W/ 310W, minimizing the need for large inventories of different types and sizes of fixtures.  It is anticipated that energy efficient models will replace about 7%-8% of the existing fixtures annually. By combining the advantages of our specular reflector, optical lens and precise lamp power regulation supplied by our patented electronic ballasts, standard cobra head fixtures can almost always be replaced with our cobra head fixture one wattage size lower, while still maintaining proper illumination. There are about 12,000 of our fixtures in use/tests today.

Products

Description.  Our initial product offering in the alkaline battery segment provides over 20 different product packaging options of the AA, AAA, C, D and 9V battery sizes.  The range starts with the popular standard economy products that are 2 and 4 packs, to bulk sales for online, warehouse clubs and commercial applications.

The specific selection of products, services and applications offered will be monitored constantly and vary according to business needs. The selection will include low and moderately priced combinations as well as new and innovative elements such as the recycling initiative. This strategy provides a competitive edge against other companies that are trying to break into the green market with their batteries. The market will support performance pricing for the products based on the service and value add-ons offered versus the competition. The average gross margins will be about 40-50% based on battery size and packaging.

Available immediately is a cobrahead type of outdoor lighting fixture, with a specular reflector, optical lens and its precise lamp power regulation delivered by patented electronic ballasts. These cobrahead fixtures can almost always replace standard cobra head fixtures by one wattage size lower while still maintaining proper roadway illumination. This means replacing a standard cobrahead fixture of:

70 Watts with a 50 Watt Fixture
100 Watts with a 70 Watt Fixture
150 Watts with a 100 Watt Fixture
250 Watts with a 150 Watt Fixture
400 Watts with a 250-310 Watt Fixture

Key Features – Batteries

Long lasting - the alkaline battery products have been tested by Intertek, which is the industry leading 3rd party tester and are certified similar in performance to Duracell, Energizer and Fuji alkaline batteries.

Benefit - considered a performance product that will meet the competition.

No heavy metals - the batteries are manufactured with no cadmium, lead or mercury.

Benefit - will help reduce environmental problems.

Made from recycled and recyclable materials - the paper, plastic and steel cans are made from recycled materials and are recyclable.

Benefit - more environmentally conscious and does not need to use only virgin materials.

Recycling Initiatives - Free recycling provides the customer a method of discarding batteries without having to add to landfills issues.

Benefit - no manufacturer is offering this initiative. We are the market leader.

Donations - Autism Speaks will receive a portion of the proceeds from the sales of our batteries to support their efforts in the fight against Autism.  Minimum annual donation is $25,000, while maximum is set at $50,000.

Benefit – The Company will focus on giving back to community.

Pricing Strategy – The Company will be extremely competitive, offering prices that could be approximately 25% below Duracell™ and Energizer™, with a stronger value proposition.

Key Features – Lighting fixtures

Patented electronic ballast - controls power supplied to the bulb

Benefit – measurable reduction in energy use, lower operating cost, longer life.

Customers

The Company operates in the electronics/appliances and electric power technology industries, with a variety of new sustainable product solutions and innovative services targeting both the consumer and commercial markets.

Our product mix was created to facilitate cross selling, which will be one of the EcoReady prime strategies. Our ability to offer several synergistic products to the same sales channel will facilitate lower operating costs and boost earnings. Net earnings are expected to be above traditional industry businesses with only one or two sales segments that include both the consumer and commercial sectors.

The target customers will be both the regional and national retailers that dominate the battery market and household spending market:

This will include key regional chains such as Shop Rite™, Shaws™, Gristedes™, Menards™, Meijers™, Harris Teeter™, Bashas™, Wegmans™, as well as national retailers Whole Foods™, Krogers™, SuperValue™ and Safeway™.

National drug store chains such as Walgreens™, RiteAid™ and CVS™ as well regional chains such a Duane Reade™.

Mass retailers will include Target™ and Walmart™

Key electronics targets are Best Buy™, 6th Avenue™ Electronics, Brands Mart™, Crutchfields, B&H Photo™, ABC Warehouse™, CompUSA™, and Frey’s Electronics™, Office DepotTM

Warehouse Clubs targets are Costco™, BJs™ and Sam’s Club™.

Competition

Generally, the products will compete against premium brands in the marketplace. PerfPower® Go-Green™ alkaline batteries will compete with Duracell and Energizer on performance, while priced below these brands in the marketplace. Most of the alkaline battery sales are derived from the AA and AAA batteries.

The AA 4-packs, the most popular battery size and packaging in the industry, sets our product pricing. The MSRP set by PerfPower’s competition for AA 4 packs is typically at about $4.99, while our batteries are positioned at $3.99. The PerfPower® Go-Green™ alkaline batteries are high performance, long lasting batteries, and are manufactured without cadmium, mercury and lead, using recycled elements and recyclable packaging. The free recycling program offered by us is the key differentiator and will be difficult to duplicate by our competitors. We anticipate that his will position PerfPower® Go-Green™ batteries as the complete eco-battery solution for both home and commercial applications. The highlights of our recycling program offered through our www.iRecycled.com website, are:

Consumer Benefits
Allows environmentally responsible option
Free Recycling (a $16.95 Value)
Made possible by partnering with US Postal Service and Battery Solutions
Interactive & user friendly website

Commercial Benefits
Builds consumer loyalty
Retailer marketing opportunities
Marketing analysis of all visiting consumers for:
Location of purchase Demographic information Page visits

The energy efficient outdoor lighting fixtures will offer benefits unmatched by other companies, such as a 5-year warranty, lower energy requirements, an estimated 50%-100% lamp life improvement and lower life-time operating costs.

Sales Channels

Distributors and sales representative organizations are used heavily to penetrate small and regional retailers in all retail business sectors. Sales representatives facilitate transactions, typically work on smaller commissions and do not hold inventories. Our sales representatives will manage and support both distributors and sales representative organizations.  We have contracted with Go-Green Sales & Services, Inc. to handle our marketing and selling activities and to manage our independent sales representatives.  All sales are made directly by PerfPower itself at its sole office in Florida.

The targeted dealers and their buyers will purchase our products as a part of their usual mix and offer them to a multiple of their retail, commercial and municipal customers. Additionally, state municipalities, hotel chains and hospitals have expressed interest in all of our products.

Distribution strategy is the backbone of the Company’s core strength. The management team and our contract marketing and selling company have well seasoned sales and marketing leaders that have over 30 years experience in account management, key account relationships in the electronics, mass/warehouse retailers, drug store and two step distributors in all pertinent markets.

 The company has signed on several experienced sales representative firms with strong account management skills and relationships with the industry’s largest retailers, each targeting specific market segment, including:

(1)	Warehouse clubs, mass retailers and national accounts;
(2)	National and regional electronic retailers as well as automotive marketplace; and
(3)	Supermarket trade for both regional and national accounts.

Pricing Policy

Pricing has been carefully tested with key retailers in a myriad of classes of trade with little resistance. The goal is to position our products as moderately priced, high performance product, while in the case of batteries, offering a free recycling program, which has a real value added/cost savings benefits to the customer.

The pricing strategy does not call for PerfPower to be positioned as a promotional leader to gain market share in the retail environment. Many companies have tried to enter the market as a price leader and have had little success gaining any significant market share at both retail and commercial sectors. By positioning our products as moderately priced, value added and superior performance products, it will eventually allow us to move future prices into the premium price range gradually over time. Our go to market strategy is offering “more for the same” rather than “more for less.”

Promotional Policy

We consider the development of the customer base as the most critical value proposition of the Company. The target customer will be aggressively pursued and developed as a long-term, brand loyal consumer by utilizing a number of promotional marketing strategies.  Some of the planned actions are:

Develop direct TV marketing commercials that will introduce our product to the homes of many potential customers. This will allow the company to develop a powerful message that can be targeted to strong potential markets at a very cost effective price and presented in partnership with selected retailers. PerfPower® Go-Green™ alkaline batteries have already been introduced on the QVC home shopping channel.

Public Relations, from trade journals, industry periodicals to nationally read consumer magazines that review new and innovative products.

Print Advertising is effective but can be costly. Plans will include this media and will be used wisely to gain segment market support.

The recycling website www.irecycled.com will create bounce back sales opportunities with participating retailers. Customers that sign up for the recycling program will automatically qualify for instant coupons, good for the purchase of batteries and our other products.

In-store displays will help drive our message at the point of sale. Sales are increased by four-fold when a product is displayed on a freestanding display. Additionally, full standing permanent displays will be offered to gain valuable real estate on the retailer’s floor.

Promotional funds will be offered to key dealers to support regional and national advertising with buy-in during key selling events.

Market Strategy

PerfPower plans to go to market as a premium product line at a moderate price. This will be accomplished by creating a unique value proposition by offering “Free Recycling” to our customers that has an estimated value of $16.95.  Coupling that program with guaranteed performance, recycled and recyclable materials, no cadmium, lead and mercury, we believe will position PerfPower® Go-Green™ alkaline batteries as one of the most value laden products in our market. The strategy of eco and social consciousness will be reinforced with our contributions to Autism Speaks.  The recycling website at www.irecycled.com will not only track our customer’s product usage, but build a data base of loyal customers that we can market back to for the retailers as a means of driving sales through irecycled.com.  Additionally, PerfPower plans to drive sales with a unique “gift with purchase” program that will further the value of our products. The message of our products will be driven at the point of sale with end-caps, shippers, counter tops and risers that will call out our values to the customers at retail. Advertising funds will be provided to strong regional retailers and national accounts to promote our products in ad inserts, circulars and regional TV media. The commercial marketing strategy will be driven through the offer of free recycling to municipalities, hotels and hospitals as the main market targets, where sales are less driven by brand but rather by performance, price and value added offered by PerfPower. As our market grows and gains consumer acceptance, PerfPower will infuse like products that will include battery operated devices and street lights as a means of offering our customers a “one stop shop” of sustainable power solutions to the market.

Manufacturing/Raw Materials

The Company will go to market as a manufacturer and importer utilizing, both primary and secondary contract manufacturing facilities. PerfPower products all are manufactured in China and it plans to maintain a 60-day inventory supply. The factories that have been selected by PerfPower to produce its products have been top-flight manufacturers and currently do contract manufacturing for other major companies. The turnaround time from production to delivery to the East Coast is 45-60 days and as low as 30 days to the West Coast for batteries.

Growth Strategy

The Company is positioned to grow quickly based on early support and success by class of trade. Our primary focus will be supermarket, electronics and club retailers for our PerfPower® Go-Green™ alkaline batteries. Based on the size and scope of the $6 billion alkaline battery industry, our market share is anticipated to grow by over 50% a year for each of the first 3 years and 30% for the next 2 years. Growth will be fueled by the infusion of new, innovative and increasing product mix over the next 5 years.

Employees

The initial employee team will consist of three to four management and administrative employees to support sales, operations and logistics and to interface with our contract sales and marketing consultant, Go-Green Sales & Services, Inc.  As the business grows in 2011, the employee count is expected to increase to 10 to support operations, logistics, finance and administration and the independent sales and marketing company.

Government Regulation

The Company and its subsidiaries must comply with all Federal and local governmental regulations governing the importing, distribution and recycling of our PerfPower® Go-Green™ alkaline batteries as well as the manufacture and installation of lighting products..

Properties

The Company currently does not own any real estate and subleases office space in Florida as needed for its initial operations. PerfPower contracts with third party commercial warehouse space currently and will continue to do so until inventory levels reach the point that will support its own warehouse and distribution center.

Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2010

The acquisition of a controlling (95%+) controlling interest in CentraCan Incorporated by the shareholders of EcoReady Corporation on May 12, 2010, is treated in the accompanying financial statements as a reverse merger transaction, with EcoReady Corporation being treated as the surviving entity.  Since EcoReady Corporation was not operating and did not exist at June 30, 2009, no comparative of the results of operations at June 30, 2010 and 2009 is possible.

Our gross income during the three and six months ended June 30, 2010 was $285,860 and $509,127 respectively. Our cost of sales for the three and six months ended June 30, 2010 was $156,544 and $340,506, respectively, resulting in gross profit for the three and six months ended June 30, 2010 of $129,316 and $168,621, respectively.

Expenses for the three and six months ended June 30, 2010 were primarily consulting expenses ($673,879 and $821,379), insurance ($21,144 and $29,000), miscellaneous expenses ($29,293 and $36,533), professional fees (39,832 and $39,832), royalties ($45,000 and $75,000), salaries and related payroll expenses ($122,809 and $168,149) and travel ($25,805 and $47,396). Interest for the three and six months ended June 30, 2010 was $49,334 and $49,565, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Despite capital contributions and both related party and third party loan commitments, the Company from time to time experienced cash flow shortages that have slowed the Company’s growth.

The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related and third parties.  A significant portion of the funds raised from the sale of convertible debentures has been used to cover working capital needs such as office expenses, consulting expenses and various professional fees, as well as to provide funding to Firebird Ventures LLC.

For the three and six months ended June 30, 2009, we incurred net losses of $(948,492) and $(1,244,578), respectively.  Our accumulated deficit since inception is $1,124,544.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management, with the participation of the Company's Chief Executive and Financial Officer ("CEO") , evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Based upon that evaluation, the CEO concluded that the Company's disclosure controls and procedures to be ineffective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2010, we have commenced the process of implementing financial and operating controls resulting from the acquisition of PerfPower Corporation by CentraCan Incorporated and the change in management of the resulting public company. These changes will include increasing the number of Board members, establishing an audit committee and other committees of the Board, and developing internal operating policies and procedures.  The implementation of these controls will be an on-going process as we expand the business and operations of the Company.

PART II

Item 1. Legal Proceedings.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2010, the Company issued a total of 29,870,000 common shares in private transactions exempt from registration.  The 28,970,000 shares were issued in the share exchange transaction for the acquisition of PerfPower Corporation.  As a result of the transaction, the equity of the corporation at June 30, 2010 is determined as follows:

		Common	Additional paid-in
	Number	Stock	capital
Shares shown as issued at 5/11/2010	6,888,000	$6,888	$1,235,952
CentraCan shares at 5/11/2010	1,402,006	1,402	(1,402)
Exchange of EcoReady shares	(6,888,000)	(6,888)	6,888
Issue of CentraCan shares for EcoReady	28,970,000	28,970	130,030
Issue of warrants	--	--	146,763

Totals at June 30, 2010	30,372,006	$30,372	$1,518,231

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Document

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of the Principal Executive Officer of the Company.

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Principal Accounting Officer of the Company.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of the Principal Executive Officer of the Company.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of the Principal Accounting Officer of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRACAN INCORPORATED
	By:	/s/ Boris Rubizhevsky
Dated: August 23, 2010		Boris Rubizhevsky,
Chief Executive Officer