Form 10-Q
period 2010-09-30
EcoReady Corp
filed 2010-11-23
CIK 1073101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from __________ to __________

Commission File No. 000-52910

  ECOREADY CORPORATION
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

As of November 15, 2010, there were 30,372,006 shares of common stock outstanding.

ECOREADY CORPORATION
AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

ii

ITEM 1. Financial Statements.

EcoReady Corporation
and Subsidiaries
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$172,905	$2,415
Accounts receivable	10,288	--
Due from factor	68,063	--
Stockholder advance	31,000	3,000
Inventories	474,219	24,948
Prepaid expenses	13,202	--
Deposits	3,000	--
Advances	3,250	--
Advance to Perf Go-Green – related party	--	93,070
Total current assets	775,927	123,433
OTHER ASSETS
Licensing agreement – net of amortization of $30,479	94,521	--
Other intangible assets – net of amortization of $121,919	578,081	--
Goodwill	209,000	--
Total other assets	881,602	--
TOTAL ASSETS	$1,657,529	$123,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$104,717	$26,548
Accrued salaries and payroll liabilities	43,356	--
Accrued interest payable	50,444	--
Insurance premium finance payable	6,682	--
Total current liabilities	205,199	26,548
LONG TERM LIABILITIES
Notes payable, net of discount of $195,955 and $0
Total long-term liabilities	1,454,045	--
TOTAL LIABILITIES	1,659,244	26,548

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, 10,000,000 authorized, none issued	--	--
Common stock, par value $0.001, 100,000,000 authorized, 30,372,006 and 4,940,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	30,372	4,940
Additional paid-in capital	1,602,096	99,900
Accumulated deficit from inception	(1,657,962)	(7,955)
Stockholders’ equity (deficit)	(25,494)	96,885
Non-controlling interests
Contributions	178,665	--
Interest in subsidiary losses	(154,886)	--
Total non-controlling interests	23,779	--
Total stockholders’ equity (deficit)	(1,715)	96,885
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,657,529	$123,433

See accompanying notes to the consolidated financial statements.

ECOREADY CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

REVENUES	$153,766	$662,894
COST OF SALES	101,656	442,163
GROSS PROFIT	52,110	220,731

EXPENSES
Advertising and marketing	62,349	77,282
Auto and truck expenses	(1,308)	448
Consulting	362,970	1,184,349
Insurance	18,638	47,638
Miscellaneous	21,715	58,248
Office	22,763	50,671
Professional fees	83,130	122,962
Rent	2,624	4,486
Royalties	45,000	120,000
Salaries and payroll expenses	93,479	261,628
Travel	9,206	56,602
Total expenses	720,566	1,984,314
Operating income (loss)	(668,456)	(1,763,583)
Other income (expense)
Insurance proceeds	198,040	198,040
Amortization expense	(52,512)	(152,398)
Interest expense	(37,387)	(86,952)
Income (loss) before income taxes	(560,315)	(1,804,893)
Income tax expense	-	-
Net loss	(560,315)	(1,804,893)
Net loss attributed to non-controlling interest	(26,897)	(154,886)

Net loss attributed to common shareholders	$(533,418)	$(1,650,007)

Net loss per share - basic and diluted	$(0.02)	$(0.09)

Weighted average common shares outstanding - basic and diluted	30,372,006	18,872,213

See accompanying notes to the consolidated financial statements.

ECOREADY CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Date	Shares Issued	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit From Inception	Non-controlling Interests	Total Stockholders' Equity
Balances, December 31, 2009		4,940,000	$4,940	$99,900	$(7,955)	$--	$96,885
Shares issued for cash at $1.00 per share	January	200,000	200	199,800	--	--	200,000
Shares issued for acquisition	January	1,400,000	1,400	698,600	--	--	700,000
Shares issued for cash at $1.00 per share	February	125,000	125	124,875	--	--	125,000
Shares issued for services at 1.00 per share	March	113,000	113	112,887	--	--	113,000
Inception shares issued at par value	March	110,000	110	(110)	--	--	--
Shares issued for acquisition	May	23,484,006	23,484	135,516	--	--	159,000
Issuance of 2,625,000 Class A Warrants	May	--	--	99,369	--	--	99,369
Issuance of 2,625,000 Class B Warrants	May	--	--	47,394	--	--	47,394
Issuance of 1,500,000 Class A Warrants	July-August	--	--	56,782	--	--	56,782
Issuance of 1,500,000 Class B Warrants	July-August	--	--	27,083	--	--	27,083
Proceeds from non-controlling interests	May-July	--	--	--	--	178,665	178,665
Net loss for the period					(1,650,007)	(154,886)	(1,804,893)
Ending Balances September 30, 2010		30,372,006	$30,372	$1,602,096	$(1,657,962)	$23,779	$(1,715)

See accompanying notes to the consolidated financial statements.

ECOREADY CORPORATION
AND SUBSIDIARIES
 Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ending September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,804,893)
Adjustments to reconcile to net cash used by operating activities:
Common stock issued for consulting services	113,000
Amortization	187,071
Changes in operating assets and liabilities:
Increase in accounts receivable	(10,288)
Increase in due from factor	(68,063)
Increase in prepaid expenses	(13,202)
Increase in inventory	(154,271)
Increase in deposits and advances	(34,250)
Increase in accrued salaries and payroll liabilities	43,356
Increase in accrued interest payable	50,444
Increase in insurance premium finance payable	6,682
Decrease in accounts payable	(121,831)
Net cash used by operating activities	(1,806,245)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of battery business	(220,000)
Repayment of advance to related party	93,070
Net cash used by investing activities	(126,930)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	1,419,372
Payment of notes payable-related parties	(50,000)
Proceeds from issuance of warrants	230,628
Proceeds from non-controlling interests	178,665
Proceeds from the issuance of common stock	325,000
Net cash provided by financing activities	2,103,665
Net increase in cash and cash equivalents	170,490
Cash and cash equivalents, beginning of period	2,415
Cash and cash equivalents, end of period	$172,905

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$28,541
Income taxes paid	$-
Noncash transaction - common stock issued for acquisition of battery business	$700,000
Noncash transaction - common stock for acquisition	$159,000
Noncash transaction – common stock issued for acquisition of intangible assets	$909,000

See accompanying notes to consolidated financial statements.

ECOREADY CORPORATION
AND SUBSIDIARIES
September 30, 2010
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.	ORGANIZATION

EcoReady Corporation (the “Company”) was incorporated as Premier Supplements Corp. on March 21, 1997, under the laws of the State of Florida.   From March 21, 1997 (inception) through December 31, 1997, Premier Supplements Corp. engaged in the distribution of vitamin and health products.   On November 13, 2007, the Company filed a Form 10-SB with the Securities and Exchange Commission registering its common stock under Section 12 of the Securities Exchange Act of 1934. Shares of the Company’s common stock trade on the NASDAQ OTC Bulletin under the symbol CTCJ

On May 15, 1998, the Company changed its name to CentraCan Incorporated.  Until May, 2010, the Company had not engaged in any business operations and had no business plan other than to acquire an operating company.  On May 12, 2010, the Company acquired all of the outstanding stock of EcoReady Corporation, a Nevada corporation, from its shareholders in exchange for 28,970,000 shares of the Company.  EcoReady thereafter changed its corporate name to PerfPower Corporation (“PerfPower”) and became a wholly-owned subsidiary of the Company.  The transaction was treated as a reverse merger transaction with PerfPower Corporation, and its financial results are treated as the consolidated financial results of the Company for all periods reported, but with the resulting equity accounts of the Company reflecting the acquisition.  In addition, the Company formed a new subsidiary, EcoReady Lighting, Inc., a Florida corporation, to complete a pending investment agreement to acquire a membership interest in Firebird Ventures, LLC.  In October, 2010, the Company changed its name to EcoReady Corporation.

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

In its financial statements as of December 31, 2009 and for the period from inception (March 21, 1997) through December 31, 2009, EcoReady Corporation was determined to be a development stage entity in accordance with FASB Codification 915-205-20.  During the quarter ended June 30, 2010, the Company determined that it is no longer a development stage entity.

ECOREADY CORPORATION
AND SUBSIDIARIES
September 30, 2010
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include EcoReady Corporation and its wholly owned subsidiaries, EcoReady Corporation and EcoReady Lighting, Inc.   All intercompany transactions have been eliminated in consolidation.  The consolidated financial statements also include the financial position and results of operations of Firebird Ventures, LLC, an investee of EcoReady Lighting, Inc.  This entity was determined to be a variable interest entity based on the equity contributors having disproportionately low voting rights – in this case, the entity was designed such that the equity investors would have 45% of the voting rights in total.  Based on its
$750,000 of cash funded, EcoReady Lighting, Inc. was determined to be the primary beneficiary since it funded approximately 80% of the equity for the entity.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, except for the transaction in which the Company acquired all of the outstanding stock of PerfPower on May 12, 2010; consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010 and December 31, 2009, nor are gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2010.

 ECOREADY CORPORATION
AND SUBSIDIARIES
September 30, 2010
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

INVENTORIES

Inventory is stated at the lower of cost or market, cost being determined on a first in first out basis. The Company periodically reviews inventory for obsolescence. No inventory obsolescence reserve was recorded at September 30, 2010.

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

There were no fixed assets at September 30, 2010.

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

ECOREADY CORPORATION
AND SUBSIDIARIES
September 30, 2010
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

To facilitate collections of its receivables, the Company has entered into an arrangement with a factoring company whereby that company is responsible for collecting of the receivables in exchange for of 1.5% of the greater of the annual receivables factored or $5,000,000.  As of September 30, 2010, the Company had a receivable due from the factor for $68,063 and incurred $27,576 in factoring expense, which is recorded as interest expense in the consolidated statements of operations.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements applicable to the Company's business during quarter ended September 30, 2010.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2009, the Company had an accumulated deficit of $7,955 and working capital deficiency of $96,885 and had a consolidated net loss of $1,804,893 and cash used in operations of $1,806,245 for the nine months ended September 30, 2010, respectively.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company.  Management has raised in excess of $1,650,000 in convertible debt funds since the acquisition of PerfPower in May, 2010 and intends to raise additional funds by way of a public or private offering as needed for working capital.  PerfPower itself has generated in excess of $650,000 in gross sales revenues for the nine months ended September 30, 2010 and expects sales to continue to increase.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern, and that funds currently available from sales revenues and working capital raised to date are sufficient to support operations for the next 12 months.  While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

ECOREADY CORPORATION
AND SUBSIDIARIES
September 30, 2010
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

On May 12, 2010, the Company acquired the outstanding stock of PerfPower Corporation from its shareholders, issuing 28,970,000 shares of common stock as consideration.  Prior to, but as part of the acquisition transaction, the two then principal shareholders of the Company agreed to discharge all debts owed to them and to pay or assume all other liabilities of the Company.

At the time of acquisition on May 12, 2010, the pre-acquisition PerfPower Corporation had 6,888,000 shares out- standing and the pre-acquisition CentraCan had 1,402,006 shares outstanding.  Issuance of the 28,970,000 shares to former EcoReady shareholders gave them 95.4% of the consolidated entity with the remaining 4.6% retained by the pre-acquisition CentraCan shareholders.  Accordingly, the transaction was treated for accounting purposes as an acquisition by EcoReady of CentraCan.  The purchase consideration was determined to be $159,000, based on 4.6% of the 6,888,000 shares of the EcoReady shares then outstanding times the estimated fair value of $0.50 per share.  The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

Goodwill	$209,000
Notes payable	(50,000)

Consideration paid	$159,000

These notes were non-interest bearing and were due at September 20, 2010.  The notes were paid in full in July 2010.

ECOREADY CORPORATION
AND SUBSIDIARIES
September 30, 2010
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.	LICENSES AND INTANGIBLES

The following table summarizes the intangibles and license agreements acquired from PGOG, net as of September 30, 2010:

September 30, 2010
Customer contracts	$150,000
Intellectual property	350,000
Vendor contracts and purchases	200,000
700,000
Less accumulated amortization	(121,919)
Intangibles, net	$578,081

License agreement	$125,000
Less accumulated amortization	(30,479)
License, net	$94,521

NOTE 7.	CONVERTIBLE NOTES PAYABLE

In May, 2010, the Company issued convertible secured promissory notes in the amount of $1,050,000 to three unrelated investors, and granted 5.25 million warrants to the three entities as part of the issuance of convertible debt. During the quarter ended September 30, 2010, the Company issued an additional $600,000 in convertible secured promissory notes. For each $100 of convertible debt issued, the lender received a promissory note for $100 convertible into 333 shares of common stock, exercisable for two years from the date of debt issuance, along with 250 Class A warrants exercisable for four years at an exercise price of $0.60 per share and 250 Class B warrants exercisable for four years at an exercise price of $1.00 per share. Total proceeds received were $1,650,000, with the debt convertible into 5.5 million common shares and 4,125,000 Class A and 4,125,000 Class B warrants were issued.  The debt proceeds were allocated between the debt and warrants based on their relative fair values, with $230,628 recorded as additional paid in capital and debt discount, which will be amortized to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method.  The fair value of the warrants was estimated using the Black-Scholes Option Pricing Model with the estimated fair value of the shares at the grant date of $0.30 per share, volatility of 48%, and a discount rate of 0.9%.  For the three and nine months ended September 30, 2010, the Company recorded $26,306 and $34,673 of amortization of the debt discount as interest expense.

As of September 30, 2010, none of the debt had been converted into common stock. The following table reflects the warrant activity for the nine months ended September 30, 2010:

ECOREADY CORPORATION
AND SUBSIDIARIES
September 30, 2010
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.	CONVERTIBLE NOTES PAYABLE (continued)

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2009	0	$0
Granted	8,250,000	0.80
Cancelled/forfeited	-	-
Expired	-	-
Exercised	-	-
Outstanding at September 30, 2010	8,250,000	$0.80
As of September 30, 2010, convertible notes payable consists of the following:
Outstanding at December 31, 2009		$-
Convertible debentures		1,650,000
Debt discount	$(230,628)
Discount amortized to interest expense	34,673
		(195,955)
Outstanding at September 30, 2010		$1,454,045

NOTE 10.	EQUITY TRANSACTIONS

During September 30, 2010, the Company did not issue any common shares, but recognized an increase in additional paid-in capital of $83,865 relating to the allocation of debt proceeds to the 3,000,000 Class A and B warrants issues.

NOTE 9.	NON-CONTROLLING INTERESTS

During the three and nine months ended September 30, 2010, other investors contributed cash of $178,665 to the Firebird Ventures, LLC joint venture.  At September 30, 2010, Firebird Ventures, LLC had $123,597 of cash and equity.  Under the hypothetical liquidation at book value method of allocating income and losses as designated in the joint venture agreement, the losses of 805,068, which are recorded as consulting expense in the consolidated statements of operations, are to be allocated proportionally to the entities contributing cash.  Accordingly, the non-controlling interests were allocated $154,886 of the losses.

NOTE 10.	RELATED PARTY TRANSACTIONS

Boris Rubizhevsky, who now serves as Chairman, sole director and President of the Company, also served, and continues to serve, as sole director and President of PerfPower Corporation, now a wholly-owned subsidiary of the Company.  Prior to the May 12, 2010 acquisition of all of the outstanding stock of PerfPower Corporation by the Company, Mr. Rubizhevsky was paid an annual salary of $180,000 by PerfPower Corporation for his services.  On September 30, 2010, Mr. Rubizhevsky’s compensation was changed effective July 1 so that he is now receiving $180,000 annually from the Company, and an additional $60,000 annually for his continued services as President and CEO of PerfPower Corporation.  Mr. Rubizhevsky also holds 5,000,000 shares of common stock of the  Company, representing 15.4 percent of the outstanding shares.

ECOREADY CORPORATION
AND SUBSIDIARIES
September 30, 2010
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10.	RELATED PARTY TRANSACTIONS (continued)

On September 1, 2010, the Company entered into a consulting agreement with Michael Caridi under which Mr. Caridi agreed to provide consulting and advisory services relating to marketing, products, promotions, sales and related activities in return for a monthly consulting fee of $10,000.  Mr. Caridi is also Chief Operating Officer of Perf Go-Green Holdings, Inc. (PGOG) a publicly-traded corporation from which PerfPower Corporation acquired the alkaline battery business, trademarks, inventory, customers and related items in January 2010 for stock in PerfPower Corporation (now represented by 5,700,000 shares or 17.5 percent of the Company as a result of the May 12, 2010 transaction), assumption of certain obligations of PerfPower, and the payment of royalties equal to $125,000 as an initial royalty, and continuing royalties of 3 percent of gross sales of PerfPower products, net of returns and allowances, with a minimum monthly royalty of $15,000.

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

The following analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto contained elsewhere in this Form 10-Q, as well as the risk factors included in our Form 10-K filed for the year ended December 31, 2009 and in the Form 8-K filed on May 18, 2010.

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

The Company’s operations had been devoted primarily to developing a business plan and raising capital for future operations and administrative functions through May 11, 2010.  On May 12, 2010, we acquired all of the outstanding common stock of PerfPower Corporation, which became a wholly-owned subsidiary and thereafter incorporated EcoReady Lighting, Inc.  Our operations and business plan are now that of our wholly-owned subsidiaries, PerfPower Corporation and EcoReady Lighting, Inc.

BUSINESS

History

PerfPower was incorporated in Nevada in November 2009. The business was initiated by Boris Rubizhevsky, now our Chairman and CEO, with the intention of creating a technology company focused on “green” products and technologies.  The Company’s initial product for distribution is the PerfPower™ Go-Green™ alkaline batteries, manufactured without lead, cadmium or mercury.  The Company also offers free recycling of its battery products through its web site, www.irecycled.com.

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

 The Company has established a business plan to enter the “green power” market.  The plan is based on the launch of initial products that are manufactured utilizing the latest eco-conscious technologies and sold through a worldwide network of agents and distributors.

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

EcoReady Lighting, Inc., a wholly-owned subsidiary of the Company, has entered into a membership agreement with Firebird Ventures, LLC, an outdoor lighting technology company which will offer a complete line of cutting-edge, high-efficiency lighting systems for roadway and area-lighting applications, as well as specialty LED and safety lighting products. The membership agreement provides that EcoReady Lighting will acquire a 40 percent interest in Firebird Ventures, LLC in return for a capital investment of a total of $1 million.  EcoReady Lighting is entitled to return of its initial investment before any profits of the limited liability company are distributed to any member. To date the Company has invested $750,000 for a thirty-three percent (33%) membership interest in Firebird Ventures, LLC.

The lighting fixtures to be offered by Firebird Ventures utilize proprietary technology offering:

●
Dramatically reduced energy use - Patented electronic ballasts used in these light fixtures provide immediate and measurable reductions in energy use, much lower lifetime operating costs and extremely rapid payback based on energy savings alone;

●
Lower maintenance costs – simple, elegant, cutting-edge designs and an intense focus on quality, results in products with longer lifetimes, lower failure rates and greatly improved tolerance for harsh environments such as vibration, moisture and impact; and

●	Simple, fast and error-free installation.

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

Results of Operations

Three and Nine Months Ended September 30, 2010

The acquisition of a controlling (95%+) controlling interest in EcoReady Corporation by the shareholders of EcoReady Corporation on May 12, 2010, is treated in the accompanying financial statements as a reverse merger transaction, with EcoReady Corporation being treated as the surviving entity.  Since EcoReady Corporation was not operating and did not exist at September 30, 2009, no comparison of the results of operations at September 30, 2010 and 2009 is possible.

Our gross income during the three and nine months ended September 30, 2010 was $153,766 and $662,894 respectively. Our cost of sales for the three and nine months ended September 30, 2010 was $101,656 and $442,163 respectively, resulting in gross profit for the three and nine months ended September 30, 2010 of $52,110 and $220,731 respectively.

Expenses for the three and nine months ended September 30, 2010 were primarily consulting expenses ($362,970 and $1,184,349), insurance ($18,638 and $47,638), miscellaneous expenses ($21,715 and $58,248), professional fees ($83,130 and $122,962), royalties ($45,000 and $120,000), salaries and related payroll expenses ($93,479 and $261,628) and travel ($9,206 and $56,602). Interest for the three and nine months ended September 30, 2010 was $37,387 and $86,952, respectively.

Liquidity and Capital Resources

Despite capital contributions and both related party and third party loan commitments, the Company from time to time experienced cash flow shortages that have slowed the Company’s growth.

The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related and third parties.  A significant portion of the funds raised from the sale of convertible debentures has been used to cover working capital needs such as office expenses, consulting expenses and various professional fees.

For the three and nine months ended September 30, 2009, we incurred net losses of $(560,315) and $(1,804,893), respectively.  Our accumulated deficit since inception is $1,657,962.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, with the participation of the Company’s Chief Executive and Financial Officer (“CEO”), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Based upon that evaluation, the CEO concluded that the Company’s disclosure controls and procedures to be ineffective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2010, we have commenced the process of implementing financial and operating controls resulting from the acquisition of PerfPower Corporation by the Company and the change in management of the resulting public company. These changes will include increasing the number of Board members, establishing an audit committee and other committees of the Board, and developing internal operating policies and procedures.  The implementation of these controls will be an on-going process as we expand the business and operations of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than previously reported on Form 8-K, there were no unregistered sales of equity securities during the period ended September 30, 2010.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

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

ECOREADY CORPORATION
	By:	/s/ Boris Rubizhevsky
Dated: November 23, 2010		Boris Rubizhevsky,
Chief Executive Officer