Form 10-K/A
period 2009-12-31
EcoReady Corp
filed 2010-12-17
CIK 1073101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File No. 000-52910

ECOREADY CORPORATION
(Name of Small Business Issuer in Its Charter)

Florida	65-0736042
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

555 Winderley Place, Suite 300 Orlando, FL	32751
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: (407) 571-6846

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐                                                                                  Accelerated filer ☐

Non-accelerated filer ☐                                                                                     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).  Yes ☑  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of December 31, 2007, was approximately $0.

The number of shares outstanding of the registrant’s common stock as of December 31, 2009 was 392,457.

Documents Incorporated by Reference:  None

EXPLANATORY NOTE

EcoReady Corporation, formerly known as Centracan Incorporated (the “Company”), is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2010 (the “Original Filing”), to respond to a comment letter issued by the staff of the SEC and to revise the disclosure in Item 9A(T).  This Form 10-K/A continues to speak as of the date of the Original Filing, April 16, 2010.  As reported in the Company’s Current Report on Form 8-K, as filed with the SEC on May 18, 2010, the Company merged with PerfPower Corporation, formerly known as EcoReady Corporation, on May 11, 2010.  Our post-merger officers and directors are filing and certifying this Amendment.

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

Management assessed our internal control over financial reporting as of December 31, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of December 31, 2009:

•	We have no full-time employees, and minimal cash reserves

As a shell company, we do not have any full-time employees. Our directors and officers devote time to our affairs on an “as needed” basis, but less than 20 hours per month. We also have minimal cash reserves.  As a result, our ability to coordinate and timely review and file financial reports may not be adequate.

•	Independent Board of Directors or Audit Committee

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

This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A(T) was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 9A(T) in this Report.

Item 15.     Exhibits and Financial Statement Schedules.

Exhibit No.	Description

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Accounting Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOREADY CORPORATION

Date: December 17, 2010	By:	/s/ Boris Rubizhevsky
Boris Rubizhevsky
Chief Executive Officer Chief Financial Officer